Form 10-Q
period 2023-03-31
XPO, Inc.
filed 2023-05-04
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, there were 115,857,013 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$309	$460
Accounts receivable, net of allowances of $48 and $43, respectively	1,019	954
Other current assets	221	199
Current assets of discontinued operations	16	17
Total current assets	1,565	1,630
Long-term assets
Property and equipment, net of $1,743 and $1,679 in accumulated depreciation, respectively	1,978	1,832
Operating lease assets	717	719
Goodwill	1,483	1,472
Identifiable intangible assets, net of $407 and $392 in accumulated amortization, respectively	396	407
Other long-term assets	209	209
Total long-term assets	4,783	4,639
Total assets	$6,348	$6,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$505	$521
Accrued expenses	792	774
Short-term borrowings and current maturities of long-term debt	66	59
Short-term operating lease liabilities	110	107
Other current liabilities	58	30
Current liabilities of discontinued operations	15	16
Total current liabilities	1,546	1,507
Long-term liabilities
Long-term debt	2,478	2,473
Deferred tax liability	307	319
Employee benefit obligations	92	93
Long-term operating lease liabilities	606	606
Other long-term liabilities	264	259
Total long-term liabilities	3,747	3,750
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 and 115 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,252	1,238
Retained earnings (accumulated deficit)	10	(4)
Accumulated other comprehensive loss	(207)	(222)
Total equity	1,055	1,012
Total liabilities and equity	$6,348	$6,269
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue	$1,907	$1,894
Salaries, wages and employee benefits	762	725
Purchased transportation	457	510
Fuel, operating expenses and supplies	427	418
Operating taxes and licenses	15	16
Insurance and claims	44	56
Gains on sales of property and equipment	(3)	(1)
Depreciation and amortization expense	101	94
Transaction and integration costs	22	7
Restructuring costs	24	6
Operating income	58	63
Other income	(5)	(14)
Interest expense	42	37
Income from continuing operations before income tax provision	21	40
Income tax provision	4	8
Income from continuing operations	17	32
Income (loss) from discontinued operations, net of taxes	(3)	456
Net income attributable to XPO	$14	$488

Net income (loss) attributable to common shareholders
Continuing operations	$17	$32
Discontinued operations	(3)	456
Net income attributable to common shareholders	$14	$488

Earnings (loss) per share data
Basic earnings per share from continuing operations	$0.15	$0.28
Basic earnings (loss) per share from discontinued operations	(0.02)	3.97
Basic earnings per share attributable to common shareholders	$0.13	$4.25
Diluted earnings per share from continuing operations	$0.15	$0.28
Diluted earnings (loss) per share from discontinued operations	(0.02)	3.94
Diluted earnings per share attributable to common shareholders	$0.13	$4.22

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	115
Diluted weighted-average common shares outstanding	116	116
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$14	$488

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $8 and $(2)	$13	$(26)
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $1 and $—	2	1
Other comprehensive income (loss)	15	(25)
Comprehensive income attributable to XPO	$29	$463
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities of continuing operations
Net income	$14	$488
Income (loss) from discontinued operations, net of taxes	(3)	456
Income from continuing operations	17	32
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	101	94
Stock compensation expense	22	6
Accretion of debt	3	4
Deferred tax expense (benefit)	(2)	5
Gains on sales of property and equipment	(3)	(1)
Other	17	6
Changes in assets and liabilities
Accounts receivable	(69)	(154)
Other assets	(24)	(37)
Accounts payable	(8)	117
Accrued expenses and other liabilities	22	116
Net cash provided by operating activities from continuing operations	76	188
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(224)	(123)
Proceeds from sale of property and equipment	8	3
Net cash used in investing activities from continuing operations	(216)	(120)
Cash flows from financing activities of continuing operations
Repayment of debt and finance leases	(16)	(16)
Change in bank overdrafts	19	3
Payment for tax withholdings for restricted shares	(12)	(12)
Other	(1)	1
Net cash used in financing activities from continuing operations	(10)	(24)
Cash flows from discontinued operations
Operating activities of discontinued operations	(8)	13
Investing activities of discontinued operations	1	691
Net cash provided by (used in) discontinued operations	(7)	704
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	(155)	745
Cash, cash equivalents and restricted cash, beginning of period	470	273
Cash, cash equivalents and restricted cash, end of period	315	1,018
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	50
Cash, cash equivalents and restricted cash of continued operations, end of period	$315	$968
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$28	$22
Leased assets obtained in exchange for new finance lease liabilities	19	4
Cash paid for interest	39	13
Cash paid for income taxes	3	3
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	14	—	14
Other comprehensive income	—	—	—	—	15	15
Exercise and vesting of stock compensation awards	315	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(8)	—	—	(8)
Stock compensation expense	—	—	22	—	—	22
Balance as of March 31, 2023	115,750	$—	$1,252	$10	$(207)	$1,055

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	114,737	$—	$1,179	$43	$(84)	$1,138
Net income	—	—	—	488	—	488
Other comprehensive loss	—	—	—	—	(25)	(25)
Exercise and vesting of stock compensation awards	245	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(12)	—	—	(12)
Stock compensation expense	—	—	8	—	—	8
Other	—	—	1	—	—	1
Balance as of March 31, 2022	114,982	$—	$1,176	$531	$(109)	$1,598

See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 3—Segment Reporting for additional information on our operations.
2022 RXO Spin-Off and Intermodal Sale
On November 1, 2022, we completed the spin-off of RXO, Inc. (“RXO”), our tech-enabled brokered transportation platform as a publicly traded company (the “RXO spin-off”). The historical results of operations and the financial positions of RXO and our intermodal operation, which was sold in March 2022, are presented as discontinued operations in our Condensed Consolidated Financial Statements. For information on our discontinued operations, see Note 2—Discontinued Operations.
Basis of Presentation
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2022 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
In the first quarter of 2023, we made certain changes to our financial reporting to increase transparency and improve comparability. Specifically, we changed the expense captions within Operating income in the Condensed Consolidated Statements of Income to reflect the nature of the expense. The change to natural expense classification had no impact on consolidated Revenues or Operating income. We have recast prior period amounts to conform to the current year’s presentation.
Restricted Cash
As of March 31, 2023 and December 31, 2022, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $6 million and $10 million, respectively.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $217 million as of March 31, 2023). As of March 31, 2023, the maximum amount available under the program was utilized. The weighted average interest rate was 3.41% as of March 31, 2023. In May 2023, we entered into an agreement to extend the securitization program, which was scheduled to expire in July 2024, through July 2026. The terms and conditions of the extended securitization program are materially consistent with the prior program.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Securitization programs
Receivables sold in period	$440	$447
Cash consideration	440	447

Factoring programs
Receivables sold in period	24	21
Cash consideration	24	21
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2023 and December 31, 2022 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments; and for further information on financial liabilities, see Note 7—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2023	$238	$238	$238
December 31, 2022	402	402	402
Adoption of New Accounting Standard
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The ASU increases the transparency surrounding supplier finance programs by requiring the buyer to disclose information on an annual basis about the key terms of the program, the outstanding obligation amounts as of the end of the period, a rollforward of such amounts, and the balance sheet presentation of the related amounts. Additionally, the obligation amount outstanding at the end of the period must be disclosed in interim periods. We adopted this standard on January 1, 2023, on a prospective basis. The adoption, which is limited to financial statement disclosures, did not have a material impact on our financial statements.
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
2. Discontinued Operations
As discussed above, the results of RXO and intermodal are presented as discontinued operations. In addition, discontinued operations include GXO Logistics, Inc. (“GXO”), our former logistics segment that we spun off in August 2021.
The following table summarizes the results of operations from discontinued operations:

Three Months Ended March 31,
(In millions)	2022
Revenue	$1,645
Salaries, wages and employee benefits	164
Purchased transportation	1,221
Fuel, operating expenses and supplies	115
Operating taxes and licenses	1
Insurance and claims	9
Depreciation and amortization expense	22
Gain on sale of business	(450)
Transaction and other operating costs	2
Operating income	561
Income tax provision	105
Net income from discontinued operations attributable to discontinued operations	$456
For the three months ended March 31, 2023, we incurred approximately $24 million of costs related to the RXO spin-off, of which $4 million are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2022, we incurred approximately $4 million of costs related to the GXO spin-off all of which are reflected within income from continuing operations in our Condensed Consolidated Statements of income.
In accordance with a separation and distribution agreement, GXO has agreed to indemnify XPO for payments XPO makes with respect to certain self-insurance matters that were incurred by the logistics segment prior to the spin-off and remain obligations of XPO. The receivable and reserve for these matters was approximately $16 million and $15 million, respectively, as of March 31, 2023 and approximately $17 million and $16 million, respectively, as of December 31, 2022.
3. Segment Reporting
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
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our reportable segments.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA has historically reflected an allocation of corporate costs. In the first quarter of 2023, we began allocating incremental corporate costs from Corporate to North American LTL. Prior periods have been recast to reflect these incremental allocations, which approximate $80 million annually.
Selected financial data for our segments is as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenue
North American LTL	$1,120	$1,107
European Transportation	787	787
Total	$1,907	$1,894

Adjusted EBITDA
North American LTL	$182	$186
European Transportation	37	38
Corporate	(9)	(40)
Total Adjusted EBITDA	210	184
Less:
Interest expense	42	37
Income tax provision	4	8
Depreciation and amortization expense	101	94
Transaction and integration costs (1)	22	7
Restructuring costs (2)	24	6
Income from continuing operations	$17	$32

Depreciation and amortization expense
North American LTL	$68	$56
European Transportation	32	33
Corporate	1	5
Total	$101	$94
(1)    Transaction and integration costs for the first quarter of 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. Transaction and integration costs for the first quarter of 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended March 31, 2023 and 2022 include $1 million and $2 million, respectively, related to our European Transportation segment and $21 million and $5 million, respectively, related to Corporate.
(2)    See Note 5— Restructuring Charges for further information on our restructuring actions.

4. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended March 31, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,097	$—	$1,097
North America (excluding United States)	23	—	23
France	—	340	340
United Kingdom	—	224	224
Europe (excluding France and United Kingdom)	—	223	223
Total	$1,120	$787	$1,907

	Three Months Ended March 31, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,084	$—	$1,084
North America (excluding United States)	23	—	23
France	—	352	352
United Kingdom	—	225	225
Europe (excluding France and United Kingdom)	—	210	210
Total	$1,107	$787	$1,894
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
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of March 31, 2023
Severance
North American LTL	$2	$—	$(1)	$—	$1
European Transportation	1	7	(2)	—	6
Corporate	19	11	(6)	(1)	23
Total	$22	$18	$(9)	$(1)	$30
In addition to the severance charges noted in the table above, we recorded a non-cash lease impairment charge of $6 million in our North American LTL segment in the first quarter of 2023.

We expect that the majority of the cash outlays related to the severance charges incurred in the first three months of 2023 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$617	Other current assets	$—	Other current liabilities	$(21)
Cross-currency swap agreements	57	Other long-term assets	2	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	—
Total			$2		$(21)

	December 31, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$—	Other current liabilities	$(11)
Cross-currency swap agreements	68	Other long-term assets	3	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	(1)
Total			$3		$(12)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	1	1	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(10)	9	2	1
Total	$(9)	$10	$2	$1

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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature on various dates through 2023.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
7. Debt

	March 31, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$2,003	$1,983	$2,003	$1,981
6.25% senior notes due 2025	112	112	112	111
6.70% senior debentures due 2034	300	218	300	217
Finance leases, asset financing and other	231	231	223	223
Total debt	2,646	2,544	2,638	2,532
Short-term borrowings and current maturities of long-term debt	66	66	59	59
Long-term debt	$2,580	$2,478	$2,579	$2,473
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2023	$2,616	$395	$2,221
December 31, 2022	2,601	392	2,209
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.

ABL Facility
As of March 31, 2023, our borrowing base and availability under our revolving loan credit agreement (the “ABL Facility”) was $502 million. Outstanding letters of credit were less than $1 million as of March 31, 2023. As of March 31, 2023, we were in compliance with the ABL Facility’s financial covenants.
Letters of Credit Facility
As of March 31, 2023, we had issued $154 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
The interest rate on our term loan facility was 6.45% as of March 31, 2023.
8. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Net income from continuing operations attributable to common shares	$17	$32
Net income (loss) from discontinued operations, net of amounts attributable to noncontrolling interest	(3)	456
Net income attributable to common shares, basic	$14	$488

Basic weighted-average common shares	116	115
Dilutive effect of stock-based awards	—	1
Diluted weighted-average common shares	116	116

Basic earnings from continuing operations per share	$0.15	$0.28
Basic earnings (loss) from discontinued operations per share	(0.02)	3.97
Basic earnings per share	$0.13	$4.25

Diluted earnings from continuing operations per share	$0.15	$0.28
Diluted earnings (loss) from discontinued operations per share	(0.02)	3.94
Diluted earnings per share	$0.13	$4.22
9. Commitments and Contingencies
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July of 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. There is no date yet set for the next stages of the proceeding. The parties have filed cross-motions for summary judgment concerning the interpretation of certain of the fronting policies, which are yet to be decided. Following summary judgment, we anticipate a jury trial on the pollution exclusion, then a bench trial on allocation of defense costs among the subject insurance policies. We have accrued an immaterial amount for the potential exposure associated with Centron in the bench trial regarding allocation. As any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements for those potential exposures.
California Environmental Matters
In August 2022, the Company received a letter from the San Bernardino County District Attorney’s Office, written in cooperation with certain other California District Attorneys and the Los Angeles City Attorney, notifying the Company of an investigation into alleged violations with respect to underground storage tanks, hazardous materials, and hazardous waste in California, and offering a meeting. On October 20, 2022 and April 6, 2023, the Company met with the County Attorneys and the Los Angeles City Attorney. We are assessing the allegations and the underlying facts, and continue to engage with the County and Los Angeles City Attorneys to address the alleged violations. No discussion of potential monetary sanctions or settlement amount has occurred to date, nor can we reasonably estimate potential costs at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report, and with the audited consolidated financial statements and related notes thereto included in the 2022 Form 10-K. Forward-looking statements set forth in this Quarterly Report speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” or “we”), is a leading provider of freight transportation services with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of March 31, 2023, we had approximately 38,000 employees and 558 locations in 17 countries serving approximately 48,000 customers.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operations.
In the first quarter of 2023, we made certain changes to our financial reporting to increase transparency and improve comparability. Specifically, we changed the expense captions within Operating income in the Condensed Consolidated Statements of Income to reflect the nature of the expense. The change to natural expense classification had no impact on consolidated Revenues or Operating income. We have recast prior period amounts to conform to the current year’s presentation. We provided certain unaudited recast financial information for fiscal years 2020, 2021 and 2022 in a Form 8-K filed with the U.S. Securities and Exchange Commission on April 11, 2023.
North American Less-Than-Truckload Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with favorable pricing dynamics and a stable competitive landscape. We have one of the largest LTL networks in North America, with approximately 8% share of the $59 billion U.S. market as of December 31, 2022.
Our LTL sales and service professionals and network of drivers, tractors, trailers and terminals serve approximately 27,000 customers in North America. We provide shippers with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean.

Together, our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended March 31, 2023, we delivered approximately 18 billion pounds of freight.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in the expansion of our network capacity and the enhancement of our proprietary technology. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the addition of 900 net new doors to our terminal footprint by the first quarter of 2024 from an October 2021 baseline. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we added six terminals to our network, representing 369 net new doors.
Additionally, we are continuing to execute a host of initiatives that are specific to XPO and largely independent of the macroeconomic environment. We produced 4,705 trailers at our in-house trailer manufacturing facility in 2022, nearly doubling the 2021 output. Our goal is to produce more than 6,000 trailers in 2023. We are also investing in expanding the number of drivers trained at our 130 commercial driver schools. Our in-house trailer manufacturing and driver schools are examples of idiosyncratic, self-reliant capabilities that are advantageous to XPO, particularly when industry constraints on equipment or drivers exist.
Specific to our technology, we believe we have a large opportunity to drive further growth and profitability in our LTL network through innovation. For further information, see the “Technology and Sustainability” section below.
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
Technology and Sustainability
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended March 31, 2023, we moved 18 billion pounds of freight 773 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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
Importantly, our technology also helps our company meet its environmental, social and governance (“ESG”) goals, such as a reduction in our carbon footprint, and can help our customers meet their own goals. For a detailed discussion of our philosophy relating to innovation and ESG matters, see the Company Overview included in our 2022 Form 10-K, as well as our current Sustainability Report at sustainability.xpo.com.

Impacts of Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The COVID-19 virus that emerged in 2020 affected economic activity broadly and customer sectors served by our industry. Labor shortages, particularly a shortage of truck drivers and dockworkers, and equipment shortages continue to present challenges to many transportation-related industries. Disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have impacted some of the end-market activities that create demand for our services. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations.
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
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,907	$1,894	100.0%	100.0%	0.7%
Salaries, wages and employee benefits	762	725	40.0%	38.3%	5.1%
Purchased transportation	457	510	24.0%	26.9%	(10.4)%
Fuel, operating expenses and supplies	427	418	22.4%	22.1%	2.2%
Operating taxes and licenses	15	16	0.8%	0.8%	(6.3)%
Insurance and claims	44	56	2.3%	3.0%	(21.4)%
Gains on sales of property and equipment	(3)	(1)	(0.2)%	(0.1)%	200.0%
Depreciation and amortization expense	101	94	5.3%	5.0%	7.4%
Transaction and integration costs	22	7	1.2%	0.4%	214.3%
Restructuring costs	24	6	1.3%	0.3%	300.0%
Operating income	58	63	3.0%	3.3%	(7.9)%
Other income	(5)	(14)	(0.3)%	(0.7)%	(64.3)%
Interest expense	42	37	2.2%	2.0%	13.5%
Income from continuing operations before income tax provision	21	40	1.1%	2.1%	(47.5)%
Income tax provision	4	8	0.2%	0.4%	(50.0)%
Income from continuing operations	17	32	0.9%	1.7%	(46.9)%
Income (loss) from discontinued operations, net of taxes	(3)	456	(0.2)%	24.1%	(100.7)%
Net income	$14	$488	0.7%	25.8%	(97.1)%
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Our consolidated revenue for the first quarter of 2023 increased 0.7% to $1.9 billion, compared with the same quarter in 2022. The increase reflects growth in fuel surcharge revenue in our LTL segment, due primarily to higher diesel prices. Foreign currency movement decreased revenue by approximately 2.5 percentage points in the first quarter of 2023.

Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the first quarter of 2023 was $762 million, or 40.0% of revenue, compared with $725 million, or 38.3% of revenue, for the same quarter in 2022. The year-over-year increase as a percentage of revenue primarily reflects the impact of inflation on our cost base, partially offset by lower headcount.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the first quarter of 2023 was $457 million, or 24.0% of revenue, compared with $510 million, or 26.9% of revenue, for the same quarter in 2022. The year-over-year decrease as a percentage of revenue primarily reflects lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the first quarter of 2023 was $427 million, or 22.4% of revenue, compared with $418 million, or 22.1% of revenue, for the same quarter in 2022. The year-over-year increase primarily reflects higher lease costs and bad debt expense, partially offset by lower third-party information technology expenses.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the first quarter of 2023 was $44 million, compared with $56 million for the same quarter in 2022. The year-over-year decrease reflects lower cargo insurance expense due to improved operating performance related to damaged shipments.
Depreciation and amortization expense for the first quarter of 2023 was $101 million, compared with $94 million for the same quarter in 2022. The year-over-year increase reflects the impact of capital investments, in particular tractors and trailers.
Transaction and integration costs for the first quarter of 2023 were $22 million, compared with $7 million for the same quarter in 2022. Transaction and integration costs for the first quarter of 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. Transaction and integration costs for the first quarter of 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. We expect to incur additional transaction and integration costs related to rebranding and stock-based compensation in 2023 and 2024.
Restructuring costs for the first quarter of 2023 were $24 million, compared with $6 million for the same quarter in 2022. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. For more information, see Note 5—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income primarily consists of pension income. Other income for the first quarter of 2023 was $5 million, compared with $14 million for the same quarter in 2022. The year-over-year decrease reflects $11 million of lower net periodic pension income in the first quarter of 2023 primarily due to a rise in interest rates and a lower expected return on plan assets.
Interest expense increased to $42 million for the first three months of 2023 from $37 million for the first three months of 2022. The increase in interest expense is primarily due to a higher floating interest rate on our Term Loan Facilities, partially offset by the impact of the redemption of $1.1 billion of our 6.25% senior notes due 2025 in 2022.
Our effective income tax rates were 18.3% and 19.6% for the first three months of 2023 and 2022, respectively. The effective tax rates for the first quarter of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The decrease in our effective income tax rate for the first three months of 2023 compared to the same quarter of 2022 was primarily driven by an increased impact from discrete items due to lower pre-tax book income. The primary items impacting the effective tax rate for the first quarter of 2023 are $2 million of discrete tax benefits from revaluing deferred state taxes partially offset by forecasted non-deductible executive compensation expense. The primary item impacting the effective tax rate for the first quarter of 2022 was a discrete tax benefit of $2 million from stock-based compensation.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA has historically reflected an allocation of corporate costs. In the first quarter of 2023, we began allocating incremental corporate costs from Corporate to North American LTL. Prior periods have been recast to reflect these incremental allocations, which approximate $80 million annually. See Note 3—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.
North American Less-Than-Truckload Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,120	$1,107	100.0%	100.0%	1.2%
Adjusted EBITDA	182	186	16.3%	16.8%	(2.2)%
Depreciation and amortization	68	56	6.1%	5.1%	21.4%
Revenue in our North American LTL segment increased 1.2% to $1.12 billion for the first quarter of 2023, compared with $1.11 billion for the same quarter in 2022. Revenue included fuel surcharge revenue of $217 million and $207 million, respectively, for the first three months of 2023 and 2022. The increase in fuel surcharge revenue primarily reflects higher diesel prices.
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

	Three Months Ended March 31,
	2023	2022	Change %
Pounds per day (thousands)	68,889	70,176	(1.8)%
Gross revenue per hundredweight, excluding fuel surcharges	$21.06	$20.76	1.4%
The year-over-year increase in revenue, excluding fuel surcharge revenue, for the first quarter of 2023 reflects an increase in gross revenue per hundredweight, almost entirely offset by lower volume. The decrease in weight per day for the first quarter reflects lower average weight per shipment, partially offset by higher shipments per day. In the month of April 2023, as compared to April 2022, weight per day decreased 2.0% while shipments per day increased 3.1%.
Adjusted EBITDA was $182 million, or 16.3% of revenue, for the first three months of 2023, compared with $186 million, or 16.8% of revenue, for the same quarter in 2022. The decrease in Adjusted EBITDA in the first quarter of 2023 reflected higher salaries, wages and employee benefits, primarily due to cost inflation and, to a lesser extent, higher headcount, $11 million of lower pension income and higher fuel costs and bad debt expense. These items were almost entirely offset by lower purchased transportation, primarily due to lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers.

Depreciation and amortization expense increased to $68 million in the first quarter of 2023 compared with $56 million for the same quarter in 2022 due to the impact of capital investments, in particular tractors and trailers.
European Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$787	$787	100.0%	100.0%	—%
Adjusted EBITDA	37	38	4.7%	4.9%	(2.6)%
Depreciation and amortization	32	33	4.1%	4.2%	(3.0)%
Revenue in our European Transportation segment was $787 million in each of the first quarters of 2023 and 2022. Foreign currency movement decreased revenue by approximately 6.1 percentage points in the first quarter of 2023. The increase in revenue compared to the first quarter of 2022, after taking into effect the impact of foreign currency movement, primarily reflects price increases to cover cost inflation as well as higher volume.
Adjusted EBITDA was $37 million, or 4.7% of revenue, for the first three months of 2023, compared with $38 million, or 4.9% of revenue, for the same quarter in 2022. The decrease in Adjusted EBITDA was primarily driven by higher salaries, wages and employee benefits due to the impact of cost inflation and bonuses paid to certain French employees in connection with a government program (PPV: Prime de Partage de la Valeur), almost entirely offset by lower purchased transportation and higher gains on sales of property and equipment.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $309 million as of March 31, 2023, compared to $460 million as of December 31, 2022. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of March 31, 2023, we have $502 million available to draw under our ABL Facility, based on a borrowing base of $502 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $154 million in aggregate face amount of letters of credit as of March 31, 2023.
As of March 31, 2023, we had approximately $811 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $217 million as of March 31, 2023). As of March 31, 2023, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. In May 2023, we entered into an agreement to extend the securitization program, which was scheduled to expire in July 2024, through July 2026. The terms and conditions of the extended securitization program are materially consistent with the prior program.
Loan Covenants and Compliance
As of March 31, 2023, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by operating activities from continuing operations	$76	$188
Net cash used in investing activities from continuing operations	(216)	(120)
Net cash used in financing activities from continuing operations	(10)	(24)
During the three months ended March 31, 2023, we generated cash from operating activities from continuing operations of $76 million. We used cash during this period primarily to: (i) purchase property and equipment of $224 million; (ii) make payments on debt and finance leases of $16 million; and (iii) make payments of $12 million related to tax withholding obligations in connection with the vesting of restricted shares.
During the three months ended March 31, 2022, we generated cash from operating activities from continuing operations of $188 million. We used cash during this period primarily to: (i) purchase property and equipment of $123 million; (ii) make payments on debt and finance leases of $16 million; and (iii) make payments of $12 million related to tax withholding obligations in connection with the vesting of restricted shares.
Cash flows from operating activities from continuing operations for the three months ended March 31, 2023 decreased by $112 million, compared with the same period in 2022. The decrease reflects the impact of operating assets and liabilities utilizing $79 million of cash in the three months ended March 31, 2023, compared with generating $42 million of cash during the same period in 2022. Within operating assets and liabilities, for the three months ended March 31, 2023, compared with the same period in 2022: (i) accounts payable utilized $125 million more cash primarily due to the timing of payments; and (ii) accrued expenses and other liabilities generated $94 million less cash primarily due to the accrual of a tax obligation related to the sale of our intermodal operation in the first quarter of 2022. Partially offsetting these items, accounts receivable utilized $85 million less cash in the first quarter of 2023 as compared to the first quarter of 2022 primarily as a result of a lower sequential increase in revenues.
Investing activities from continuing operations used $216 million of cash in the three months ended March 31, 2023 and $120 million of cash in the three months ended March 31, 2022. During the three months ended March 31, 2023, we used $224 million to purchase property and equipment, as compared to a $123 million usage of cash in the same period in 2022. The increase reflects our continued investment, primarily in tractors and trailers, to support our long-term growth targets.
Financing activities from continuing operations used $10 million of cash in the three months ended March 31, 2023 and $24 million of cash in the three months ended March 31, 2022. The primary uses of cash from financing activities in each of the first three months of 2023 and 2022 were $16 million used to repay borrowings and $12 million to make payments for tax withholdings on restricted shares. The primary source of cash from financing activities during the first three months of 2023 was $19 million of proceeds from bank overdrafts, as compared to $3 million in the same period of 2022.
There were no material changes to our December 31, 2022 contractual obligations during the three months ended March 31, 2023. We anticipate full year gross capital expenditures to be between $500 million and $600 million in 2023, funded by cash on hand and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the three months ended March 31, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our 2022 Form 10-K.

Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Note 9—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*+	Offer Letter, dated February 14, 2023, between the registrant and Wendy Cassity.

10.2*+	Change in Control and Severance Agreement, dated February 14, 2023, between the registrant and Wendy Cassity.

10.3*+	Form of Time-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan).

10.4*+	Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan).

10.5*+	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.6*+	Offer Letter, dated April 17, 2023, between the registrant and David Bates.

10.7*+	Change in Control and Severance Agreement, dated April 17, 2023, between the registrant and David Bates.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.1 **
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

32.2 **
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023.

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

XPO, INC.

By:	/s/ Mario Harik
Mario Harik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Carl D. Anderson II
Carl D. Anderson II
Chief Financial Officer
(Principal Financial Officer)
Date: May 4, 2023