Form 10-Q
period 2023-06-30
XPO, Inc.
filed 2023-08-04
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, there were 115,967,170 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$290	$460
Accounts receivable, net of allowances of $46 and $43, respectively	1,008	954
Other current assets	224	199
Current assets of discontinued operations	—	17
Total current assets	1,522	1,630
Long-term assets
Property and equipment, net of $1,795 and $1,679 in accumulated depreciation, respectively	2,037	1,832
Operating lease assets	704	719
Goodwill	1,493	1,472
Identifiable intangible assets, net of $423 and $392 in accumulated amortization, respectively	383	407
Other long-term assets	213	209
Total long-term assets	4,830	4,639
Total assets	$6,352	$6,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$464	$521
Accrued expenses	800	774
Short-term borrowings and current maturities of long-term debt	66	59
Short-term operating lease liabilities	110	107
Other current liabilities	93	30
Current liabilities of discontinued operations	—	16
Total current liabilities	1,533	1,507
Long-term liabilities
Long-term debt	2,452	2,473
Deferred tax liability	301	319
Employee benefit obligations	91	93
Long-term operating lease liabilities	592	606
Other long-term liabilities	264	259
Total long-term liabilities	3,700	3,750
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 and 115 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,268	1,238
Retained earnings (accumulated deficit)	43	(4)
Accumulated other comprehensive loss	(192)	(222)
Total equity	1,119	1,012
Total liabilities and equity	$6,352	$6,269
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$1,917	$2,047	$3,824	$3,941
Salaries, wages and employee benefits	783	752	1,545	1,477
Purchased transportation	444	525	901	1,035
Fuel, operating expenses and supplies	390	434	817	852
Operating taxes and licenses	15	13	30	29
Insurance and claims	46	48	90	104
Gains on sales of property and equipment	(2)	(1)	(5)	(2)
Depreciation and amortization expense	107	96	208	190
Transaction and integration costs	17	7	39	14
Restructuring costs	10	2	34	8
Operating income	107	171	165	234
Other income	(3)	(13)	(8)	(27)
Debt extinguishment loss	23	26	23	26
Interest expense	43	31	85	68
Income from continuing operations before income tax provision	44	127	65	167
Income tax provision	13	31	17	39
Income from continuing operations	31	96	48	128
Income (loss) from discontinued operations, net of taxes	2	45	(1)	501
Net income attributable to XPO	$33	$141	$47	$629

Net income (loss) attributable to common shareholders
Continuing operations	$31	$96	$48	$128
Discontinued operations	2	45	(1)	501
Net income attributable to common shareholders	$33	$141	$47	$629

Earnings (loss) per share data
Basic earnings per share from continuing operations	$0.27	$0.83	$0.42	$1.12
Basic earnings (loss) per share from discontinued operations	0.01	0.40	(0.01)	4.36
Basic earnings per share attributable to common shareholders	$0.28	$1.23	$0.41	$5.48
Diluted earnings per share from continuing operations	$0.27	$0.83	$0.41	$1.11
Diluted earnings (loss) per share from discontinued operations	0.01	0.39	(0.01)	4.33
Diluted earnings per share attributable to common shareholders	$0.28	$1.22	$0.40	$5.44

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	115	116	115
Diluted weighted-average common shares outstanding	118	116	117	116
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$33	$141	$47	$629

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $2, $(9), $10 and $(11)	$14	$(46)	$27	$(72)
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $(1), $1 and $(1)	1	3	3	4
Other comprehensive income (loss)	15	(43)	30	(68)
Comprehensive income attributable to XPO	$48	$98	$77	$561
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from operating activities of continuing operations
Net income	$47	$629
Income (loss) from discontinued operations, net of taxes	(1)	501
Income from continuing operations	48	128
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	208	190
Stock compensation expense	41	14
Accretion of debt	7	8
Deferred tax expense (benefit)	(6)	22
Gains on sales of property and equipment	(5)	(2)
Other	39	37
Changes in assets and liabilities
Accounts receivable	(64)	(241)
Other assets	(31)	(38)
Accounts payable	(57)	72
Accrued expenses and other liabilities	27	167
Net cash provided by operating activities from continuing operations	207	357
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(355)	(242)
Proceeds from sale of property and equipment	13	7
Proceeds from settlement of cross currency swaps	—	19
Net cash used in investing activities from continuing operations	(342)	(216)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	1,977	—
Repurchase of debt	(2,003)	(651)
Proceeds from borrowings on ABL facility	—	275
Repayment of borrowings on ABL facility	—	(275)
Repayment of debt and finance leases	(35)	(32)
Payment for debt issuance costs	(15)	—
Change in bank overdrafts	51	25
Payment for tax withholdings for restricted shares	(12)	(13)
Other	1	(2)
Net cash used in financing activities from continuing operations	(36)	(673)
Cash flows from discontinued operations
Operating activities of discontinued operations	(8)	39
Investing activities of discontinued operations	1	680
Net cash provided by (used in) discontinued operations	(7)	719
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(14)
Net increase (decrease) in cash, cash equivalents and restricted cash	(173)	173
Cash, cash equivalents and restricted cash, beginning of period	470	273
Cash, cash equivalents and restricted cash, end of period	297	446
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	212
Cash, cash equivalents and restricted cash of continued operations, end of period	$297	$234
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$46	$72
Leased assets obtained in exchange for new finance lease liabilities	36	10
Cash paid for interest	90	73
Cash paid for income taxes	18	71
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2023	115,750	$—	$1,252	$10	$(207)	$1,055
Net income	—	—	—	33	—	33
Other comprehensive income	—	—	—	—	15	15
Exercise and vesting of stock compensation awards	189	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Stock compensation expense	—	—	19	—	—	19
Other	—	—	1	—	—	1
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	47	—	47
Other comprehensive income	—	—	—	—	30	30
Exercise and vesting of stock compensation awards	504	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(12)	—	—	(12)
Stock compensation expense	—	—	41	—	—	41
Other	—	—	1	—	—	1
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2022	114,982	$—	$1,176	$531	$(109)	$1,598
Net income	—	—	—	141	—	141
Other comprehensive loss	—	—	—	—	(43)	(43)
Exercise and vesting of stock compensation awards	51	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(1)	—	—	(1)
Stock compensation expense	—	—	10	—	—	10
Other	—	—	2	—	—	2
Balance as of June 30, 2022	115,033	$—	$1,187	$672	$(152)	$1,707

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	114,737	$—	$1,179	$43	$(84)	$1,138
Net income	—	—	—	629	—	629
Other comprehensive loss	—	—	—	—	(68)	(68)
Exercise and vesting of stock compensation awards	296	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(13)	—	—	(13)
Stock compensation expense	—	—	18	—	—	18
Other	—	—	3	—	—	3
Balance as of June 30, 2022	115,033	$—	$1,187	$672	$(152)	$1,707

See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 3—Segment Reporting for additional information on our operations.
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Restricted Cash
As of June 30, 2023 and December 31, 2022, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $7 million and $10 million, respectively.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $218 million as of June 30, 2023). As of June 30, 2023, €5 million (approximately $5 million) was available under the program. The weighted average interest rate was 4.41% as of June 30, 2023. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Securitization programs
Receivables sold in period	$470	$458	$910	$905
Cash consideration	470	458	910	905

Factoring programs
Receivables sold in period	34	23	58	44
Cash consideration	34	23	58	44
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2023 and December 31, 2022 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments; and for further information on financial liabilities, see Note 7—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2023	$231	$231	$231
December 31, 2022	402	402	402
Adoption of New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. At December 31, 2022, our revolving loan credit agreement (the “ABL Facility”) and senior secured term loan credit agreement, as amended (the “Existing Term Loan Facility”), provided for an interest rate based on LIBOR. In 2023, we amended the terms of our ABL Facility and Existing Term Loan Facility, including transitioning the interest rate from LIBOR to other base rates. See Note 7—Debt for further information. We do not expect the modifications of these facilities to have a material impact on our consolidated financial statements.

2. Discontinued Operations
As discussed above, the results of RXO and intermodal are presented as discontinued operations.
The following table summarizes the results of operations from discontinued operations:

	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2022	2022
Revenue	$1,227	$2,872
Salaries, wages and employee benefits	151	315
Purchased transportation	879	2,100
Fuel, operating expenses and supplies	76	191
Operating taxes and licenses	1	2
Insurance and claims	4	13
Depreciation and amortization expense	19	41
(Gain) loss on sale of business	16	(434)
Transaction and other operating costs	21	23
Operating income	60	621
Income tax provision	15	120
Net income from discontinued operations attributable to discontinued operations	$45	$501
For the three and six months ended June 30, 2023, we incurred approximately $16 million and $40 million, respectively, of costs related to the RXO spin-off, of which $0 million and $4 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2022, we incurred approximately $18 million and $21 million, respectively, of costs related to the RXO spin-off, of which $17 million and $20 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income.
3. Segment Reporting
We are organized into two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA has historically reflected an allocation of corporate costs. In the first quarter of 2023, we began allocating incremental corporate costs from Corporate to North American LTL. Prior periods have been recast to reflect these incremental allocations, which approximate $80 million annually.

Selected financial data for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Revenue
North American LTL	$1,136	$1,240	$2,256	$2,347
European Transportation	781	807	1,568	1,594
Total	$1,917	$2,047	$3,824	$3,941

Adjusted EBITDA
North American LTL	$208	$274	$390	$460
European Transportation	46	49	83	87
Corporate	(10)	(34)	(19)	(74)
Total Adjusted EBITDA	244	289	454	473
Less:
Debt extinguishment loss	23	26	23	26
Interest expense	43	31	85	68
Income tax provision	13	31	17	39
Depreciation and amortization expense	107	96	208	190
Transaction and integration costs (1)	17	7	39	14
Restructuring costs (2)	10	2	34	8
Income from continuing operations	$31	$96	$48	$128

Depreciation and amortization expense
North American LTL	$71	59	$139	$115
European Transportation	33	32	65	65
Corporate	3	5	4	10
Total	$107	$96	$208	$190
(1)    Transaction and integration costs for the periods ended June 30, 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for the periods ended June 30, 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended June 30, 2023 and 2022 include $0 million and $2 million, respectively, related to our North American LTL segment, $0 million and $1 million, respectively, related to our European Transportation segment, and $17 million and $4 million, respectively, related to Corporate. Transaction and integration costs for the six months ended June 30, 2023 and 2022 include $0 million and $2 million, respectively, related to our North American LTL segment, $1 million and $3 million, respectively, related to our European Transportation segment, and $38 million and $9 million, respectively, related to Corporate.
(2)    See Note 5— Restructuring Charges for further information on our restructuring actions.

4. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended June 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,112	$—	$1,112
North America (excluding United States)	24	—	24
France	—	331	331
United Kingdom	—	226	226
Europe (excluding France and United Kingdom)	—	224	224
Total	$1,136	$781	$1,917

	Three Months Ended June 30, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,213	$—	$1,213
North America (excluding United States)	27	—	27
France	—	352	352
United Kingdom	—	224	224
Europe (excluding France and United Kingdom)	—	231	231
Total	$1,240	$807	$2,047

	Six Months Ended June 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,209	$—	$2,209
North America (excluding United States)	47	—	47
France	—	671	671
United Kingdom	—	450	450
Europe (excluding France and United Kingdom)	—	447	447
Total	$2,256	$1,568	$3,824

	Six Months Ended June 30, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,297	$—	$2,297
North America (excluding United States)	50	—	50
France	—	704	704
United Kingdom	—	449	449
Europe (excluding France and United Kingdom)	—	441	441
Total	$2,347	$1,594	$3,941

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
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of June 30, 2023
Severance
North American LTL	$2	$4	$(2)	$—	$4
European Transportation	1	8	(6)	—	3
Corporate	19	16	(19)	(1)	15
Total	$22	$28	$(27)	$(1)	$22
In addition to the severance charges noted in the table above, we recorded a non-cash lease impairment charge of $6 million in our North American LTL segment in the first quarter of 2023.
We expect that the majority of the cash outlays related to the severance charges incurred in the first six months of 2023 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$663	Other current assets	$1	Other current liabilities	$(24)
Interest rate swaps	700	Other current assets	2	Other current liabilities	—
Total			$3		$(24)

	December 31, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$—	Other current liabilities	$(11)
Cross-currency swap agreements	68	Other long-term assets	3	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	(1)
Total			$3		$(12)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2023	2022	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	1	4	1	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(3)	28	—	—	2	2
Total	$(2)	$32	$1	$—	$2	$2

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2023	2022	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	2	5	1	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(13)	37	—	—	4	4
Total	$(11)	$42	$1	$—	$4	$4
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

During the term of the swap contracts, we will receive interest on a quarterly basis from the counterparties based on USD fixed interest rates, and we will pay interest, also on a quarterly basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2024.
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swap matures in November 2023.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
7. Debt

	June 30, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$700	$692	$2,003	$1,981
6.25% senior notes due 2025	112	112	112	111
6.25% senior secured notes due 2028	830	820	—	—
7.125% senior notes due 2031	450	445	—	—
6.70% senior debentures due 2034	300	219	300	217
Finance leases, asset financing and other	230	230	223	223
Total debt	2,622	2,518	2,638	2,532
Short-term borrowings and current maturities of long-term debt	66	66	59	59
Long-term debt	$2,556	$2,452	$2,579	$2,473
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2023	$2,616	$1,691	$925
December 31, 2022	2,601	392	2,209
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.

ABL Facility
As of June 30, 2023, our borrowing base was $513 million and our availability under our revolving loan credit agreement (the “ABL Facility”) was $512 million after considering outstanding letters of credit of less than $1 million. As of June 30, 2023, we were in compliance with the ABL Facility’s financial covenants.
In February 2023, we amended our ABL Facility to, among other things: (i) extend the maturity date to April 30, 2026 (subject, in certain circumstances, to a springing maturity if more than $250 million of our existing term loan debt or certain refinancings thereof remain outstanding 91 days prior to their respective maturity dates); (ii) replace LIBOR-based benchmark rates applicable to loans outstanding with Secured Overnight Financing Rate-based rates; (iii) reduce the sublimit for issuance of letters of credit to $200 million; (iv) reduce the sublimit for borrowings in Canadian Dollars to $50 million; (v) exclude real property from the collateral securing the obligations and (vi) make certain other changes to the covenants and other provisions therein. The aggregate commitment of all lenders under the amended ABL Facility remains $600 million.
Letters of Credit Facility
As of June 30, 2023, we had issued $141 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion, which was subsequently amended to increase the principal balance to $2.0 billion and to extend the maturity date to February 2025 (the “Existing Term Loan Facility”).
In May 2023, we amended the Term Loan Credit Agreement to obtain $700 million of new term loans (the “New Term Loan Facility”) having substantially similar terms as the Existing Term Loan Facility, except with respect to maturity date, issue price, interest rate, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The New Term Loan Facility was issued at 99.5% of the face amount and will mature on May 24, 2028.
The New Term Loan Facility will bear interest at a rate per annum equal to, at our option, either (a) a Term Secured Overnight Financing (“SOFR”) rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate was 7.09% as of June 30, 2023.
In the second quarter of 2023, we used net proceeds from the New Term Loan Facility and new Senior Notes, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the second quarter of 2023.
Senior Notes Due 2028 and 2031
In May 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031” and together with the Senior Secured Notes due 2028, the “Senior Notes”). The Senior Secured Notes due 2028 mature on June 1, 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature on June 1, 2031 and bear interest at a rate of 7.125% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears, commencing December 1, 2023. The Senior Notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
The Senior Notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, our existing secured ABL Facility or the Term Loan Credit Agreement (or certain replacements thereof) or guarantee certain of our other indebtedness.

The Senior Secured Notes due 2028 and the guarantees thereof are secured by substantially all of our assets and our guarantors equally and ratably with the indebtedness under the Term Loan Credit Agreement (subject to permitted liens and certain other exceptions). The Senior Notes due 2031 and the guarantees thereof are unsecured, unsubordinated indebtedness for us and our guarantors.
The Senior Notes contain covenants and events of default customary for notes of this nature. If the Senior Secured Notes due 2028 and the Company are each assigned investment grade ratings from at least two of the major rating agencies and no default has occurred, then certain covenant requirements will permanently cease to be in effect, and the collateral, security interests, and guarantees securing the Senior Secured Notes due 2028 will automatically be released.
Senior Notes Due 2025
In the second quarter of 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our 6.25% senior notes due 2025 (“Senior Notes due 2025”). The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the second quarter of 2022 due to this redemption.
In the fourth quarter of 2022, we repurchased an additional $408 million of the outstanding principal amount of our Senior Notes due 2025 in a cash tender offer.
8. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income from continuing operations attributable to common shares	$31	$96	$48	$128
Net income (loss) from discontinued operations, net of amounts attributable to noncontrolling interest	2	45	(1)	501
Net income attributable to common shares, basic	$33	$141	$47	$629

Basic weighted-average common shares	116	115	116	115
Dilutive effect of stock-based awards	2	1	1	1
Diluted weighted-average common shares	118	116	117	116

Basic earnings from continuing operations per share	$0.27	$0.83	$0.42	$1.12
Basic earnings (loss) from discontinued operations per share	0.01	0.40	(0.01)	4.36
Basic earnings per share	$0.28	$1.23	$0.41	$5.48

Diluted earnings from continuing operations per share	$0.27	$0.83	$0.41	$1.11
Diluted earnings (loss) from discontinued operations per share	0.01	0.39	(0.01)	4.33
Diluted earnings per share	$0.28	$1.22	$0.40	$5.44

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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. The trial court recently decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue is scheduled to take place in the spring of 2024, and the trial on allocation of defense costs among the applicable insurance policies is set for the fall of 2024. We have accrued an immaterial amount for the potential exposure associated with Centron in the bench trial regarding allocation. As any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements for those potential exposures.

California Environmental Matters
In August 2022, the Company received a letter from the San Bernardino County District Attorney’s Office, written in cooperation with certain other California District Attorneys and the Los Angeles City Attorney, notifying the Company of an investigation into alleged violations with respect to underground storage tanks, hazardous materials, and hazardous waste in California, and offering a meeting. The Company has met with the County attorneys and the Los Angeles City Attorney on multiple occasions. We are assessing the allegations and the underlying facts, and continue to engage with the County and Los Angeles City Attorneys to address the alleged violations. No discussion of potential monetary sanctions or settlement amount has occurred to date, nor can we reasonably estimate potential costs at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual future results, levels of activity, performance or achievements to be materially different from our expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of June 30, 2023, we had approximately 37,000 employees and 562 locations in 17 countries serving approximately 49,000 customers.
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
One of our LTL competitors recently ceased operations. The impact of this development on our operations and financial performance is uncertain and difficult to predict. We believe it could have both positive and challenging effects on our business, operations, and future financial performance. It is uncertain how the freight volume and customers that had been handled and served by this competitor will be absorbed by the remaining market participants.
Our LTL sales and service professionals and network of drivers, tractors, trailers and terminals serve approximately 29,000 customers in North America. We provide shippers with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Together, our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended June 30, 2023, we delivered approximately 18 billion pounds of freight.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in the expansion of our network capacity and the enhancement of our proprietary technology. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the addition of 900 net new doors to our terminal footprint by the first quarter of 2024 from an October 2021 baseline. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we added six terminals to our network, representing 473 net new doors.
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
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended June 30, 2023, we moved 18 billion pounds of freight 778 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,917	$2,047	100.0%	100.0%	(6.4)%	$3,824	$3,941	100.0%	100.0%	(3.0)%
Salaries, wages and employee benefits	783	752	40.8%	36.7%	4.1%	1,545	1,477	40.4%	37.5%	4.6%
Purchased transportation	444	525	23.2%	25.6%	(15.4)%	901	1,035	23.6%	26.3%	(12.9)%
Fuel, operating expenses and supplies	390	434	20.3%	21.2%	(10.1)%	817	852	21.4%	21.6%	(4.1)%
Operating taxes and licenses	15	13	0.8%	0.6%	15.4%	30	29	0.8%	0.7%	3.4%
Insurance and claims	46	48	2.4%	2.3%	(4.2)%	90	104	2.4%	2.6%	(13.5)%
Gains on sales of property and equipment	(2)	(1)	(0.1)%	—%	100.0%	(5)	(2)	(0.1)%	(0.1)%	150.0%
Depreciation and amortization expense	107	96	5.6%	4.7%	11.5%	208	190	5.4%	4.8%	9.5%
Transaction and integration costs	17	7	0.9%	0.3%	142.9%	39	14	1.0%	0.4%	178.6%
Restructuring costs	10	2	0.5%	0.1%	400.0%	34	8	0.9%	0.2%	325.0%
Operating income	107	171	5.6%	8.4%	(37.4)%	165	234	4.3%	5.9%	(29.5)%
Other income	(3)	(13)	(0.2)%	(0.6)%	(76.9)%	(8)	(27)	(0.2)%	(0.7)%	(70.4)%
Debt extinguishment loss	23	26	1.2%	1.3%	(11.5)%	23	26	0.6%	0.7%	(11.5)%
Interest expense	43	31	2.2%	1.5%	38.7%	85	68	2.2%	1.7%	25.0%
Income from continuing operations before income tax provision	44	127	2.3%	6.2%	(65.4)%	65	167	1.7%	4.2%	(61.1)%
Income tax provision	13	31	0.7%	1.5%	(58.1)%	17	39	0.4%	1.0%	(56.4)%
Income from continuing operations	31	96	1.6%	4.7%	(67.7)%	48	128	1.3%	3.2%	(62.5)%
Income (loss) from discontinued operations, net of taxes	2	45	0.1%	2.2%	(95.6)%	(1)	501	—%	12.7%	(100.2)%
Net income	$33	$141	1.7%	6.9%	(76.6)%	$47	$629	1.2%	16.0%	(92.5)%
Three and Six Months Ended June 30, 2023 Compared with Three and Six Months Ended June 30, 2022
Our consolidated revenue for the second quarter of 2023 decreased 6.4% to $1.9 billion, compared with the same quarter in 2022. Our consolidated revenue for the first six months of 2023 decreased 3.0% to $3.8 billion, compared with the same period in 2022. The decrease in both periods reflects a decline in fuel surcharge revenue, due primarily to lower diesel prices. Foreign currency movement increased revenue by approximately 0.6 percentage points in the second quarter of 2023 and decreased revenue by approximately 0.9 percentage points in the first six months of 2023.

Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the second quarter of 2023 was $783 million, or 40.8% of revenue, compared with $752 million, or 36.7% of revenue, for the same quarter in 2022. Salaries, wages and employee benefits for the first six months of 2023 was $1.55 billion, or 40.4% of revenue, compared with $1.48 billion, or 37.5% of revenue, for the same period in 2022. The year-over-year increase as a percentage of revenue in both periods primarily reflects the impact of inflation on our cost base and the insourcing of a greater proportion of linehaul from third-party transportation providers, partially offset by lower headcount during the second quarter of 2023.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the second quarter of 2023 was $444 million, or 23.2% of revenue, compared with $525 million, or 25.6% of revenue, for the same quarter in 2022. Purchased transportation for the first six months of 2023 was $901 million, or 23.6% of revenue, compared with $1.0 billion, or 26.3% of revenue, for the same period in 2022. The year-over-year decrease as a percentage of revenue in both periods primarily reflects lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the second quarter of 2023 was $390 million, or 20.3% of revenue, compared with $434 million, or 21.2% of revenue, for the same quarter in 2022. Fuel, operating expenses and supplies for the first six months of 2023 was $817 million, or 21.4% of revenue, compared with $852 million, or 21.6% of revenue, for the same period in 2022. The year-over-year decrease in both periods primarily reflects lower fuel costs, partially offset by higher lease costs and bad debt expense.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the second quarter of 2023 was $15 million, compared with $13 million for the same quarter in 2022. Operating taxes and licenses for the first six months of 2023 was $30 million, compared with $29 million for the same period in 2022.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the second quarter of 2023 was $46 million, compared with $48 million for the same quarter in 2022. Insurance and claims for the first six months of 2023 was $90 million, compared with $104 million for the same period in 2022. The year-over-year decrease in both periods reflects lower cargo insurance expense due to improved operating performance related to damaged shipments.
Depreciation and amortization expense for the second quarter of 2023 was $107 million, compared with $96 million for the same quarter in 2022. Depreciation and amortization expense for the first six months of 2023 was $208 million, compared with $190 million for the same period in 2022. The year-over-year increase in both periods reflects the impact of capital investments, in particular tractors and trailers.
Transaction and integration costs for the second quarter of 2023 were $17 million, compared with $7 million for the same quarter in 2022. Transaction and integration costs for the first six months of 2023 were $39 million, compared with $14 million for the same period in 2022. Transaction and integration costs for the second quarter and first six months of 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for the second quarter and first six months of 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. We expect to incur additional transaction and integration costs related to stock-based compensation in 2023 and 2024.
Restructuring costs for the second quarter of 2023 were $10 million, compared with $2 million for the same quarter in 2022. Restructuring costs for the first six months of 2023 were $34 million, compared with $8 million for the same period in 2022. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. For more information, see Note 5—Restructuring Charges to our Condensed Consolidated Financial Statements.

Other income primarily consists of pension income. Other income for the second quarter of 2023 was $3 million, compared with $13 million for the same quarter in 2022. Other income for the first six months of 2023 was $8 million, compared with $27 million for the same period in 2022. The year-over-year decrease in both periods reflects lower net periodic pension income in 2023 primarily due to a rise in interest rates and a lower expected return on plan assets.
Debt extinguishment loss was $23 million for the second quarter and first six months of 2023 and $26 million for the second quarter and first six months of 2022. In the second quarter of 2023, we refinanced our Existing Term Loan Facility (as defined below) and wrote-off $12 million of debt issuance costs related to debt extinguished. Additionally, we expensed $11 million of new debt issuance costs related to the portion of the New Term Loan Facility and Senior Notes (both as defined below) accounted for as a modification. In the second quarter of 2022, we redeemed a portion of our outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”) and wrote-off related debt issuance costs.
Interest expense increased to $43 million for the second quarter of 2023 from $31 million for the second quarter of 2022. Interest expense increased to $85 million for the first six months of 2023 from $68 million for the first six months of 2022. The increase in both periods is primarily due to higher floating interest rates, partially offset by the impact of the redemption of $1.1 billion of our Senior Notes due 2025 in 2022.
Our effective income tax rates were 28.8% and 24.5% for the second quarter of 2023 and 2022, respectively, and 25.4% and 23.3% for the first six months of 2023 and 2022, respectively. The effective tax rates for the second quarter and six-month periods of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The increase in our effective income tax rate for the second quarter of 2023 compared to the same quarter of 2022 was primarily driven by forecasted non-deductible executive compensation expense, partially offset by a tax benefit of $1 million from return to provision adjustments. The primary item impacting the effective tax rate for the second quarter of 2022 was a tax benefit of $1 million from stock-based compensation.
The increase in our effective income tax rate for the first six months of 2023 compared to the same period in 2022 was primarily driven by forecasted non-deductible executive compensation expense, partially offset by $2 million of discrete tax benefits from revaluing deferred state taxes. The primary item impacting the effective tax rate for the first six months of 2022 was a tax benefit of $3 million from stock-based compensation.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA has historically reflected an allocation of corporate costs. In the first quarter of 2023, we began allocating incremental corporate costs from Corporate to North American LTL. Prior periods have been recast to reflect these incremental allocations, which approximate $80 million annually. See Note 3—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.

North American Less-Than-Truckload Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,136	$1,240	100.0%	100.0%	(8.4)%	$2,256	$2,347	100.0%	100.0%	(3.9)%
Adjusted EBITDA	208	274	18.3%	22.1%	(24.1)%	390	460	17.3%	19.6%	(15.2)%
Depreciation and amortization	71	59	6.3%	4.8%	20.3%	139	115	6.2%	4.9%	20.9%
Revenue in our North American LTL segment decreased 8.4% to $1.14 billion for the second quarter of 2023, compared with $1.24 billion for the same quarter in 2022. Revenue decreased 3.9% to $2.26 billion for the first six months of 2023, compared with $2.35 billion for the same period in 2022. The decrease in revenue for both periods reflects a decline in fuel surcharge revenue, primarily driven by lower diesel prices. Revenue included fuel surcharge revenue of $196 million and $291 million, respectively, for the second quarters of 2023 and 2022, and $413 million and $498 million, respectively, for the first six months of 2023 and 2022.
We evaluate the revenue performance of our LTL business using several commonly used metrics, including volume (weight per day in pounds) and yield, which is a commonly used measure of LTL pricing trends. We measure yield using gross revenue per hundredweight, excluding fuel surcharges. Impacts on yield can include weight per shipment and length of haul, among other factors, while impacts on volume can include shipments per day and weight per shipment. The following table summarizes our key revenue metrics:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change %	2023	2022	Change %
Pounds per day (thousands)	70,290	72,333	(2.8)%	69,587	71,250	(2.3)%
Shipments per day	51,220	50,274	1.9%	50,159	49,316	1.7%
Average weight per shipment (in pounds)	1,372	1,439	(4.7)%	1,387	1,445	(4.0)%
Gross revenue per hundredweight, excluding fuel surcharges	$21.63	$21.34	1.4%	$21.34	$21.05	1.4%
The year-over-year decrease in revenue, excluding fuel surcharge revenue, for both the second quarter and first six months of 2023 reflects lower volume, primarily due to a soft industry environment for freight transportation, largely offset by an increase in gross revenue per hundredweight. The decrease in volume per day for both the second quarter and first six months of 2023 reflects lower average weight per shipment, partially offset by higher shipments per day. In the month of July 2023, as compared to July 2022, weight per day and shipments per day increased 4.2% and 8.8%, respectively, reflecting, in part, the impact of recent industry disruption.
Adjusted EBITDA was $208 million, or 18.3% of revenue, for the second quarter of 2023, compared with $274, or 22.1% of revenue, for the same quarter in 2022. Adjusted EBITDA was $390 million, or 17.3% of revenue, for the first six months of 2023, compared with $460 million, or 19.6% of revenue, for the same period in 2022. The decrease in Adjusted EBITDA in both the second quarter and first six months of 2023 reflected lower revenue, driven by the dynamics explained above, higher salaries, wages and employee benefits, primarily due to cost inflation, and to a lesser extent, lower pension income. These items were partially offset by lower purchased transportation, primarily due to lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers, and lower fuel costs, in addition to lower headcount during the second quarter of 2023.
Depreciation and amortization expense increased to $71 million in the second quarter of 2023 compared with $59 million for the same quarter in 2022. Depreciation and amortization expense increased to $139 million in the first six months of 2023 compared with $115 million for the same period in 2022. The increase in both the second quarter and first six months of 2023 was due to the impact of capital investments, in particular tractors and trailers.

European Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$781	$807	100.0%	100.0%	(3.2)%	$1,568	$1,594	100.0%	100.0%	(1.6)%
Adjusted EBITDA	46	49	6.0%	6.0%	(6.1)%	83	87	5.3%	5.4%	(4.6)%
Depreciation and amortization	33	32	4.2%	4.0%	3.1%	65	65	4.1%	4.1%	—%
Revenue in our European Transportation segment decreased 3.2% to $781 million for the second quarter of 2023, compared with $807 million for the same quarter in 2022. Revenue decreased 1.6% to $1.57 billion for the first six months of 2023, compared with $1.59 billion for the same period in 2022. Foreign currency movement increased revenue by approximately 1.5 percentage points in the second quarter of 2023 and decreased revenue by approximately 2.2 percentage points in the first six months of 2023. The decrease in revenue for the second quarter of 2023 compared to 2022, after taking into effect the impact of foreign currency movement, primarily reflects a decline in fuel surcharge revenue due to lower diesel prices. Revenue for the first six months of 2023 increased compared to 2022 after taking into effect the impact of foreign currency movement, primarily reflecting price increases to cover cost inflation as well as higher volume.
Adjusted EBITDA was $46 million, or 6.0% of revenue, for the second quarter of 2023, compared with $49 million, or 6.0% of revenue, for the same quarter in 2022. Adjusted EBITDA was $83 million, or 5.3% of revenue, for the first six months of 2023, compared with $87 million, or 5.4% of revenue, for the same period in 2022. The decrease in Adjusted EBITDA in both periods was primarily driven by lower fuel revenue, higher salaries, wages and employee benefits due to the impact of cost inflation, and higher lease costs. These items were almost entirely offset by lower purchased transportation, fuel and temporary labor costs.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $290 million as of June 30, 2023, compared to $460 million as of December 31, 2022. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of June 30, 2023, we have $512 million available to draw under our ABL Facility, based on a borrowing base of $513 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $141 million in aggregate face amount of letters of credit as of June 30, 2023.
In February 2023, we amended our existing ABL Facility. See Note 7—Debt to our Condensed Consolidated Financial Statements for further information.
As of June 30, 2023, we had approximately $802 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $218 million as of June 30, 2023). As of June 30, 2023, €5 million (approximately $5 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
Term Loan Facility
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion, which was subsequently amended to increase the principal balance to $2.0 billion and to extend the maturity date to February 2025 (the “Existing Term Loan Facility”).
In May 2023, we amended the Term Loan Credit Agreement to obtain $700 million of new term loans (the “New Term Loan Facility”) having substantially similar terms as the Existing Term Loan Facility, except with respect to maturity date, issue price, interest rate, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The New Term Loan Facility was issued at 99.5% of the face amount and will mature on May 24, 2028.
The New Term Loan Facility will bear interest at a rate per annum equal to, at our option, either (a) a Term Secured Overnight Financing (“SOFR”) rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate was 7.09% as of June 30, 2023.
In the second quarter of 2023, we used net proceeds from the New Term Loan Facility and new Senior Notes, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the second quarter of 2023.
Senior Notes Due 2028 and 2031
In May 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031” and together with the Senior Secured Notes due 2028, the “Senior Notes”). The Senior Secured Notes due 2028 mature on June 1, 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature on June 1, 2031 and bear interest at a rate of 7.125% per annum. Interest on the Senior Notes is payable semi-annually in cash in arrears, commencing December 1, 2023. The Senior Notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
Senior Notes Due 2025
In the second quarter of 2022, we redeemed $630 million of the then $1.15 billion outstanding principal amount of our Senior Notes due 2025. The redemption price for the notes was 100% of the principal amount plus a premium, as defined in the indenture, of approximately $21 million and accrued and unpaid interest. We paid for the redemption using available liquidity. We recorded a debt extinguishment loss of $26 million in the second quarter of 2022 due to this redemption.
In the fourth quarter of 2022, we repurchased an additional $408 million of the outstanding principal amount of our Senior Notes due 2025 in a cash tender offer.
Loan Covenants and Compliance
As of June 30, 2023, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by operating activities from continuing operations	$207	$357
Net cash used in investing activities from continuing operations	(342)	(216)
Net cash used in financing activities from continuing operations	(36)	(673)
During the six months ended June 30, 2023, we: (i) generated cash from operating activities from continuing operations of $207 million; and (ii) received net proceeds of $2.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $355 million; and (ii) repurchase our Existing Term Loan Facility for $2.0 billion.
During the six months ended June 30, 2022, we generated cash from operating activities from continuing operations of $357 million. We used cash during this period primarily to: (i) purchase property and equipment of $242 million; and (ii) redeem a portion of our Senior Notes due 2025 for $651 million.
Cash flows from operating activities from continuing operations for the six months ended June 30, 2023 decreased by $150 million, compared with the same period in 2022. The decrease reflects the impact of operating assets and liabilities utilizing $125 million of cash in the first six months of 2023, compared with utilizing $40 million during the same period in 2022, and $80 million of lower income from continuing operations for the six months ended June 30, 2023, compared with the same period in 2022. Within operating assets and liabilities, for the six months ended June 30, 2023, compared with the same period in 2022: (i) accrued expenses and other liabilities generated $140 million less cash primarily due to the accrual of a tax obligation related to the sale of our intermodal operation in the first quarter of 2022; and (ii) accounts payable utilized $129 million more cash primarily due to the timing of payments. Partially offsetting these items, accounts receivable utilized $177 million less cash in the first six months of 2023 as compared to the same period in 2022 primarily as a result of a lower sequential increase in revenues.
Investing activities from continuing operations used $342 million of cash in the six months ended June 30, 2023 and $216 million of cash in the six months ended June 30, 2022. During the six months ended June 30, 2023, we used $355 million to purchase property and equipment, as compared to a $242 million usage of cash in the same period in 2022. The increase reflects our continued investment, primarily in tractors and trailers, to support our long-term growth targets.
Financing activities from continuing operations used $36 million of cash in the six months ended June 30, 2023 and $673 million of cash in the six months ended June 30, 2022. The primary uses of cash from financing activities in each of the first six months of 2023 and 2022 were $2.0 billion and $651 million, respectively, used to repay our Existing Term Loan Facility and redeem a portion of our Senior Notes due 2025. The primary source of cash from financing activities during the first six months of 2023 was $2.0 billion of net proceeds from the issuance of debt.
As a result of the debt transactions that occurred during the second quarter, as of June 30, 2023, we had $2.4 billion total outstanding principal amount of debt, excluding finance leases. We have $112 million of debt maturing in 2025 and no other significant debt maturities until 2028. Interest on our ABL and term loan facility are variable, while interest on our senior notes are at fixed rates. As of June 30, 2023, future interest payments associated with our debt aggregate approximately $1.0 billion and are estimated based on the principal amount of debt and applicable interest rates as of that date. For further information on our debt facilities and maturities, see Note 7—Debt to our Condensed Consolidated Financial Statements.
There were no other material changes to our December 31, 2022 contractual obligations during the six months ended June 30, 2023. We anticipate full year gross capital expenditures to be between $500 million and $600 million in 2023, funded by cash on hand and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. As a result of the debt transactions that occurred during the second quarter, exposure to changes in interest rates on our term loan facility and fixed rate debt are as follows:
Term Loan Facility. As of June 30, 2023, we had an aggregate principal amount outstanding of $700 million on our term loan facility. The interest rate fluctuates based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $700 million, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $7 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our term loan facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
Fixed Rate Debt. As of June 30, 2023, we had $1.7 billion of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of June 30, 2023 would increase the fair value of our fixed-rate indebtedness by approximately 5%. For additional information concerning our debt, see Note 7—Debt to our Condensed Consolidated Financial Statements.
There have been no other material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the six months ended June 30, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our 2022 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

4.1
Indenture, dated May 24, 2023, by and among XPO, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

4.2
Indenture, dated May 24, 2023, by and among XPO, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.1+
Offer Letter, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.2+
Change in Control and Severance Agreement, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.3
Refinancing Amendment (Amendment No. 8 to Senior Secured Term Loan Credit Agreement), dated May 24, 2023, by and among XPO, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

10.4+*	Offer Letter, dated July 19, 2023, between the registrant and Kyle Wismans.

10.5+*	Change in Control and Severance Agreement, dated July 19, 2023, between the registrant and Kyle Wismans.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023.

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
Date: August 4, 2023