Form 10-Q
period 2023-09-30
XPO, Inc.
filed 2023-10-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2023, there were 115,973,170 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$355	$460
Accounts receivable, net of allowances of $45 and $43, respectively	1,059	954
Other current assets	199	199
Current assets of discontinued operations	—	17
Total current assets	1,613	1,630
Long-term assets
Property and equipment, net of $1,767 and $1,679 in accumulated depreciation, respectively	2,072	1,832
Operating lease assets	695	719
Goodwill	1,465	1,472
Identifiable intangible assets, net of $431 and $392 in accumulated amortization, respectively	366	407
Other long-term assets	217	209
Total long-term assets	4,815	4,639
Total assets	$6,428	$6,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$473	$521
Accrued expenses	827	774
Short-term borrowings and current maturities of long-term debt	66	59
Short-term operating lease liabilities	111	107
Other current liabilities	45	30
Current liabilities of discontinued operations	—	16
Total current liabilities	1,522	1,507
Long-term liabilities
Long-term debt	2,447	2,473
Deferred tax liability	326	319
Employee benefit obligations	90	93
Long-term operating lease liabilities	584	606
Other long-term liabilities	262	259
Total long-term liabilities	3,709	3,750
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 and 115 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,284	1,238
Retained earnings (accumulated deficit)	127	(4)
Accumulated other comprehensive loss	(214)	(222)
Total equity	1,197	1,012
Total liabilities and equity	$6,428	$6,269
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue	$1,980	$1,946	$5,804	$5,887
Salaries, wages and employee benefits	809	739	2,354	2,216
Purchased transportation	437	480	1,338	1,515
Fuel, operating expenses and supplies	406	425	1,223	1,277
Operating taxes and licenses	15	15	45	44
Insurance and claims	39	41	129	145
(Gains) losses on sales of property and equipment	1	(1)	(4)	(3)
Depreciation and amortization expense	110	99	318	289
Transaction and integration costs	8	2	47	16
Restructuring costs	1	7	35	15
Operating income	154	139	319	373
Other income	(4)	(15)	(12)	(42)
Debt extinguishment loss	—	—	23	26
Interest expense	41	35	126	103
Income from continuing operations before income tax provision	117	119	182	286
Income tax provision	31	27	48	66
Income from continuing operations	86	92	134	220
Income (loss) from discontinued operations, net of taxes	(2)	39	(3)	540
Net income attributable to XPO	$84	$131	$131	$760

Net income (loss) attributable to common shareholders
Continuing operations	$86	$92	$134	$220
Discontinued operations	(2)	39	(3)	540
Net income attributable to common shareholders	$84	$131	$131	$760

Earnings (loss) per share data
Basic earnings per share from continuing operations	$0.74	$0.80	$1.16	$1.92
Basic earnings (loss) per share from discontinued operations	(0.01)	0.34	(0.02)	4.69
Basic earnings per share attributable to common shareholders	$0.73	$1.14	$1.14	$6.61
Diluted earnings per share from continuing operations	$0.72	$0.79	$1.14	$1.91
Diluted earnings (loss) per share from discontinued operations	(0.01)	0.34	(0.02)	4.66
Diluted earnings per share attributable to common shareholders	$0.71	$1.13	$1.12	$6.57

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	115	116	115
Diluted weighted-average common shares outstanding	119	116	118	116
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$84	$131	$131	$760

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(5), $(7), $5 and $(18)	$(21)	$(60)	$6	$(132)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $1 and $(1)	(1)	—	2	4
Other comprehensive income (loss)	(22)	(60)	8	(128)
Comprehensive income attributable to XPO	$62	$71	$139	$632
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from operating activities of continuing operations
Net income	$131	$760
Income (loss) from discontinued operations, net of taxes	(3)	540
Income from continuing operations	134	220
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	318	289
Stock compensation expense	58	21
Accretion of debt	8	12
Deferred tax expense	16	30
Gains on sales of property and equipment	(4)	(3)
Other	46	46
Changes in assets and liabilities
Accounts receivable	(141)	(199)
Other assets	(24)	72
Accounts payable	(38)	13
Accrued expenses and other liabilities	70	127
Net cash provided by operating activities from continuing operations	443	628
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(494)	(354)
Proceeds from sale of property and equipment	19	10
Proceeds from settlement of cross-currency swaps	2	29
Net cash used in investing activities from continuing operations	(473)	(315)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	1,977	—
Repurchase of debt	(2,003)	(651)
Proceeds from borrowings on ABL facility	—	275
Repayment of borrowings on ABL facility	—	(275)
Repayment of debt and finance leases	(50)	(46)
Payment for debt issuance costs	(15)	—
Change in bank overdrafts	30	5
Payment for tax withholdings for restricted shares	(12)	(13)
Other	1	(1)
Net cash used in financing activities from continuing operations	(72)	(706)
Cash flows from discontinued operations
Operating activities of discontinued operations	(11)	31
Investing activities of discontinued operations	2	668
Net cash provided by (used in) discontinued operations	(9)	699
Effect of exchange rates on cash, cash equivalents and restricted cash	2	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	(109)	281
Cash, cash equivalents and restricted cash, beginning of period	470	273
Cash, cash equivalents and restricted cash, end of period	361	554
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of period	—	187
Cash, cash equivalents and restricted cash of continued operations, end of period	$361	$367
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$80	$114
Leased assets obtained in exchange for new finance lease liabilities	52	15
Cash paid for interest	109	94
Cash paid for income taxes	36	64
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119
Net income	—	—	—	84	—	84
Other comprehensive loss	—	—	—	—	(22)	(22)
Exercise and vesting of stock compensation awards	33	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Stock compensation expense	—	—	17	—	—	17
Other	—	—	1	—	—	1
Balance as of September 30, 2023	115,972	$—	$1,284	$127	$(214)	$1,197

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	131	—	131
Other comprehensive income	—	—	—	—	8	8
Exercise and vesting of stock compensation awards	537	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(14)	—	—	(14)
Stock compensation expense	—	—	58	—	—	58
Other	—	—	2	—	—	2
Balance as of September 30, 2023	115,972	$—	$1,284	$127	$(214)	$1,197

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity (continued)
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2022	115,033	$—	$1,187	$672	$(152)	$1,707
Net income	—	—	—	131	—	131
Other comprehensive loss	—	—	—	—	(60)	(60)
Exercise and vesting of stock compensation awards	19	—	—	—	—	—
Stock compensation expense	—	—	8	—	—	8
Balance as of September 30, 2022	115,052	$—	$1,195	$803	$(212)	$1,786

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	114,737	$—	$1,179	$43	$(84)	$1,138
Net income	—	—	—	760	—	760
Other comprehensive loss	—	—	—	—	(128)	(128)
Exercise and vesting of stock compensation awards	315	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(13)	—	—	(13)
Stock compensation expense	—	—	26	—	—	26
Other	—	—	3	—	—	3
Balance as of September 30, 2022	115,052	$—	$1,195	$803	$(212)	$1,786

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Restricted Cash
As of September 30, 2023 and December 31, 2022, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $6 million and $10 million, respectively.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $211 million as of September 30, 2023). As of September 30, 2023, €15 million (approximately $16 million) was available under the program. The weighted average interest rate was 5.07% as of September 30, 2023. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Securitization programs
Receivables sold in period	$452	$418	$1,362	$1,323
Cash consideration	452	418	1,362	1,323

Factoring programs
Receivables sold in period	23	31	81	75
Cash consideration	23	31	81	75
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2023 and December 31, 2022 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 6—Derivative Instruments; and for further information on financial liabilities, see Note 7—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2023	$305	$305	$305
December 31, 2022	402	402	402
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

2. Discontinued Operations
As discussed above, the results of RXO and our intermodal operation are presented as discontinued operations.
The following table summarizes the results of operations from discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In millions)	2022	2022
Revenue	$1,137	$4,009
Salaries, wages and employee benefits	140	455
Purchased transportation	826	2,926
Fuel, operating expenses and supplies	76	267
Operating taxes and licenses	1	3
Insurance and claims	5	18
Depreciation and amortization expense	19	60
(Gain) loss on sale of business	—	(434)
Transaction and other operating costs	24	47
Operating income	46	667
Income tax provision	7	127
Net income from discontinued operations	$39	$540
For the three and nine months ended September 30, 2023, we incurred approximately $9 million and $49 million, respectively, of costs related to the RXO spin-off, of which $1 million and $5 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2022, we incurred approximately $22 million and $43 million, respectively, of costs related to the RXO spin-off, of which $20 million and $40 million, respectively, are reflected within income (loss) from discontinued operations in our Condensed Consolidated Statements of Income.
The supplemental disclosure of cash paid for income taxes on our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 excludes $67 million of cash taxes paid primarily related to the gain on the sale of our intermodal operation.
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
In our European Transportation segment, we serve a large base of customers within the consumer, trade and industrial markets. We offer dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding and multimodal solutions, such as road-rail and road-short sea combinations.
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
Selected financial data for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenue
North American LTL	$1,228	$1,205	$3,484	$3,552
European Transportation	752	741	2,320	2,335
Total	$1,980	$1,946	$5,804	$5,887

Adjusted EBITDA
North American LTL	$241	$240	$631	$700
European Transportation	44	43	127	130
Corporate	(7)	(21)	(26)	(95)
Total Adjusted EBITDA	278	262	732	735
Less:
Debt extinguishment loss	—	—	23	26
Interest expense	41	35	126	103
Income tax provision	31	27	48	66
Depreciation and amortization expense	110	99	318	289
Transaction and integration costs (1)	8	2	47	16
Restructuring costs (2)	1	7	35	15
Other	1	—	1	—
Income from continuing operations	$86	$92	$134	$220

Depreciation and amortization expense
North American LTL	$75	60	$214	$175
European Transportation	35	31	100	96
Corporate	—	8	4	18
Total	$110	$99	$318	$289
(1)    Transaction and integration costs for the periods ended September 30, 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for the periods ended September 30, 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. Transaction and integration costs for the three months ended September 30, 2023 and 2022 include $1 million and $2 million, respectively, related to our European Transportation segment, and $7 million and $0 million, respectively, related to Corporate. Transaction and integration costs for the nine months ended September 30, 2023 and 2022 include $0 million and $2 million, respectively, related to our North American LTL segment, $2 million and $5 million, respectively, related to our European Transportation segment, and $45 million and $9 million, respectively, related to Corporate.
(2)    See Note 5— Restructuring Charges for further information on our restructuring actions.

4. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended September 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,202	$—	$1,202
North America (excluding United States)	26	—	26
France	—	309	309
United Kingdom	—	232	232
Europe (excluding France and United Kingdom)	—	211	211
Total	$1,228	$752	$1,980

	Three Months Ended September 30, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,179	$—	$1,179
North America (excluding United States)	26	—	26
France	—	313	313
United Kingdom	—	217	217
Europe (excluding France and United Kingdom)	—	211	211
Total	$1,205	$741	$1,946

	Nine Months Ended September 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,411	$—	$3,411
North America (excluding United States)	73	—	73
France	—	980	980
United Kingdom	—	682	682
Europe (excluding France and United Kingdom)	—	658	658
Total	$3,484	$2,320	$5,804

	Nine Months Ended September 30, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,476	$—	$3,476
North America (excluding United States)	76	—	76
France	—	1,017	1,017
United Kingdom	—	666	666
Europe (excluding France and United Kingdom)	—	652	652
Total	$3,552	$2,335	$5,887

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
Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of September 30, 2023
Severance
North American LTL	$2	$4	$(4)	$—	$2
European Transportation	1	9	(8)	—	2
Corporate	19	16	(24)	(1)	10
Total	$22	$29	$(36)	$(1)	$14
In addition to the severance charges noted in the table above, we recorded a non-cash lease impairment charge of $6 million in our North American LTL segment in the first quarter of 2023.
We expect that the majority of the cash outlays related to the severance charges incurred in the first nine months of 2023 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other current assets	$3	Other current liabilities	$(9)
Interest rate swaps	700	Other current assets	1	Other current liabilities	—
Total			$4		$(9)

	December 31, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$—	Other current liabilities	$(11)
Cross-currency swap agreements	68	Other long-term assets	3	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	(1)
Total			$3		$(12)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2023	2022	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$—	$1	$—	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	20	25	—	—	2	1
Total	$19	$25	$1	$—	$2	$1

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	$1	$5	$2	$—	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	7	62	—	—	6	5
Total	$8	$67	$2	$—	$6	$5
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
During the first nine months of 2023 and 2022, we received approximately $2 million and $29 million, respectively, related to cross-currency swaps that were settled during the period. The proceeds were included in Cash flows from investing activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swap matures in the fourth quarter of 2023.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
7. Debt

	September 30, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$700	$692	$2,003	$1,981
6.25% senior notes due 2025	112	112	112	111
6.25% senior secured notes due 2028	830	821	—	—
7.125% senior notes due 2031	450	445	—	—
6.70% senior debentures due 2034	300	220	300	217
Finance leases, asset financing and other	223	223	223	223
Total debt	2,615	2,513	2,638	2,532
Short-term borrowings and current maturities of long-term debt	66	66	59	59
Long-term debt	$2,549	$2,447	$2,579	$2,473
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2023	$2,574	$1,655	$919
December 31, 2022	2,601	392	2,209
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.

ABL Facility
As of September 30, 2023, our borrowing base was $590 million and our availability under our revolving loan credit agreement (the “ABL Facility”) was $589 million after considering outstanding letters of credit of less than $1 million. As of September 30, 2023, we were in compliance with the ABL Facility’s financial covenants.
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
Letters of Credit Facility
As of September 30, 2023, we had issued $139 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
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
The New Term Loan Facility will bear interest at a rate per annum equal to, at our option, either (a) a Term Secured Overnight Financing (“SOFR”) rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate was 7.32% as of September 30, 2023.
In the second quarter of 2023, we used net proceeds from the New Term Loan Facility and new Senior Notes, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the first nine months of 2023 due to this redemption.
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
8. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Net income from continuing operations attributable to common shares	$86	$92	$134	$220
Net income (loss) from discontinued operations, net of amounts attributable to noncontrolling interest	(2)	39	(3)	540
Net income attributable to common shares, basic	$84	$131	$131	$760

Basic weighted-average common shares	116	115	116	115
Dilutive effect of stock-based awards	3	1	2	1
Diluted weighted-average common shares	119	116	118	116

Basic earnings from continuing operations per share	$0.74	$0.80	$1.16	$1.92
Basic earnings (loss) from discontinued operations per share	(0.01)	0.34	(0.02)	4.69
Basic earnings per share	$0.73	$1.14	$1.14	$6.61

Diluted earnings from continuing operations per share	$0.72	$0.79	$1.14	$1.91
Diluted earnings (loss) from discontinued operations per share	(0.01)	0.34	(0.02)	4.66
Diluted earnings per share	$0.71	$1.13	$1.12	$6.57
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue is scheduled to take place in the spring of 2024, and the trial on allocation of defense costs among the applicable insurance policies is set for the fall of 2024. We have accrued an immaterial amount for the potential exposure associated with Centron in the bench trial regarding allocation. As any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time, no liability has been accrued in the accompanying interim consolidated financial statements for those potential exposures.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual future results, levels of activity, performance or achievements to be materially different from our expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of September 30, 2023, we had approximately 38,000 employees and 563 locations in 17 countries serving approximately 50,000 customers.
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

During the third quarter of 2023, one of our LTL competitors ceased operations and filed for bankruptcy. This caused a disruption between supply and demand in the industry, leading to more freight volume and shipments going to the remaining market participants, including XPO.
Our LTL sales and service professionals and network of drivers, tractors, trailers and terminals serve approximately 30,000 customers in North America. We provide shippers with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Together, our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended September 30, 2023, we delivered approximately 18 billion pounds of freight.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in the expansion of our network capacity and the enhancement of our proprietary technology. We are managing the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the addition of 900 net new doors to our terminal footprint by the first half of 2024 from an October 2021 baseline. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we added 531 net new doors to our network, including six terminals.
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
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended September 30, 2023, we moved 18 billion pounds of freight 790 million miles, including moving linehaul freight an average of 2.6 million miles a day.
With intelligent route-building, we can reduce empty miles in our linehaul network, improve load factor and mitigate cargo damage. Our proprietary bypass models make recommendations to enhance trailer utilization, assimilating massive amounts of data and taking volume, density, and freight dimensions into account. We use our real-time visualization tools to reduce costs with pickups and deliveries and developed a robust pricing platform for contractual account management and automated, dynamic pricing for local accounts.
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
Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,980	$1,946	100.0%	100.0%	1.7%	$5,804	$5,887	100.0%	100.0%	(1.4)%
Salaries, wages and employee benefits	809	739	40.9%	38.0%	9.5%	2,354	2,216	40.6%	37.6%	6.2%
Purchased transportation	437	480	22.1%	24.7%	(9.0)%	1,338	1,515	23.1%	25.7%	(11.7)%
Fuel, operating expenses and supplies	406	425	20.5%	21.8%	(4.5)%	1,223	1,277	21.1%	21.7%	(4.2)%
Operating taxes and licenses	15	15	0.8%	0.8%	—%	45	44	0.8%	0.7%	2.3%
Insurance and claims	39	41	2.0%	2.1%	(4.9)%	129	145	2.2%	2.5%	(11.0)%
(Gains) losses on sales of property and equipment	1	(1)	0.1%	(0.1)%	(200.0)%	(4)	(3)	(0.1)%	(0.1)%	33.3%
Depreciation and amortization expense	110	99	5.6%	5.1%	11.1%	318	289	5.5%	4.9%	10.0%
Transaction and integration costs	8	2	0.4%	0.1%	300.0%	47	16	0.8%	0.3%	193.8%
Restructuring costs	1	7	0.1%	0.4%	(85.7)%	35	15	0.6%	0.3%	133.3%
Operating income	154	139	7.8%	7.1%	10.8%	319	373	5.5%	6.3%	(14.5)%
Other income	(4)	(15)	(0.2)%	(0.8)%	(73.3)%	(12)	(42)	(0.2)%	(0.7)%	(71.4)%
Debt extinguishment loss	—	—	—%	—%	—%	23	26	0.4%	0.4%	(11.5)%
Interest expense	41	35	2.1%	1.8%	17.1%	126	103	2.2%	1.7%	22.3%
Income from continuing operations before income tax provision	117	119	5.9%	6.1%	(1.7)%	182	286	3.1%	4.9%	(36.4)%
Income tax provision	31	27	1.6%	1.4%	14.8%	48	66	0.8%	1.1%	(27.3)%
Income from continuing operations	86	92	4.3%	4.7%	(6.5)%	134	220	2.3%	3.7%	(39.1)%
Income (loss) from discontinued operations, net of taxes	(2)	39	(0.1)%	2.0%	(105.1)%	(3)	540	(0.1)%	9.2%	(100.6)%
Net income	$84	$131	4.2%	6.7%	(35.9)%	$131	$760	2.3%	12.9%	(82.8)%
Three and Nine Months Ended September 30, 2023 Compared with Three and Nine Months Ended September 30, 2022
Our consolidated revenue for the third quarter of 2023 increased 1.7% to $2.0 billion, compared with the same quarter in 2022. Our consolidated revenue for the first nine months of 2023 decreased 1.4% to $5.8 billion, compared with the same period in 2022. The increase in revenue in the third quarter of 2023 compared to the same period in 2022 reflects the dynamics in the North American LTL industry described in the segment results below, partially offset by a decline in fuel surcharge revenue. The decrease in revenue in the first nine months of 2023 compared to the same period in 2022 reflects a decline in fuel surcharge revenue, due primarily to lower diesel prices. Foreign currency movement increased revenue by approximately 2.9 percentage points in the third quarter of 2023 and by approximately 0.3 percentage points in the first nine months of 2023.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the third quarter of 2023 was $809 million, or 40.9% of revenue, compared with $739 million, or 38.0% of revenue, for the same quarter in 2022. Salaries, wages and employee benefits for the first nine months of 2023 was $2.4 billion, or 40.6% of revenue, compared with $2.2 billion, or 37.6% of revenue, for the same period in 2022. The year-over-year increase as a percentage of revenue in both periods primarily reflects the impact of higher incentive compensation related to our operating performance, inflation on our cost base, foreign currency impacts, and the insourcing of a greater proportion of linehaul from third-party transportation providers, partially offset by improvements in productivity.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the third quarter of 2023 was $437 million, or 22.1% of revenue, compared with $480 million, or 24.7% of revenue, for the same quarter in 2022. Purchased transportation for the first nine months of 2023 was $1.3 billion, or 23.1% of revenue, compared with $1.5 billion, or 25.7% of revenue, for the same period in 2022. The year-over-year decrease as a percentage of revenue in both periods primarily reflects lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the third quarter of 2023 was $406 million, or 20.5% of revenue, compared with $425 million, or 21.8% of revenue, for the same quarter in 2022. Fuel, operating expenses and supplies for the first nine months of 2023 was $1.2 billion, or 21.1% of revenue, compared with $1.3 billion, or 21.7% of revenue, for the same period in 2022. The year-over-year decrease in both periods primarily reflects lower fuel and temporary labor costs, as well as lower purchased services during the nine-month period, partially offset by higher lease and facility costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the third quarter of 2023 was $15 million, compared with $15 million for the same quarter in 2022. Operating taxes and licenses for the first nine months of 2023 was $45 million, compared with $44 million for the same period in 2022.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the third quarter of 2023 was $39 million, compared with $41 million for the same quarter in 2022. Insurance and claims for the first nine months of 2023 was $129 million, compared with $145 million for the same period in 2022. The year-over-year decrease in both periods reflects lower expense due to improved operating performance related to damaged shipments.
Depreciation and amortization expense for the third quarter of 2023 was $110 million, compared with $99 million for the same quarter in 2022. Depreciation and amortization expense for the first nine months of 2023 was $318 million, compared with $289 million for the same period in 2022. The year-over-year increase in both periods reflects the impact of capital investments, in particular tractors and trailers.
Transaction and integration costs for the third quarter of 2023 were $8 million, compared with $2 million for the same quarter in 2022. Transaction and integration costs for the first nine months of 2023 were $47 million, compared with $16 million for the same period in 2022. Transaction and integration costs for the third quarter and first nine months of 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for the third quarter and first nine months of 2022 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. We expect to incur additional transaction and integration costs related to stock-based compensation in 2023 and 2024.

Restructuring costs for the third quarter of 2023 were $1 million, compared with $7 million for the same quarter in 2022. Restructuring costs for the first nine months of 2023 were $35 million, compared with $15 million for the same period in 2022. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and other divestment activities. For more information, see Note 5—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income primarily consists of pension income. Other income for the third quarter of 2023 was $4 million, compared with $15 million for the same quarter in 2022. Other income for the first nine months of 2023 was $12 million, compared with $42 million for the same period in 2022. The year-over-year decrease in both periods reflects lower net periodic pension income in 2023 primarily due to a rise in interest rates and a lower expected return on plan assets.
Debt extinguishment loss was $23 million for the first nine months of 2023, compared with $26 million for the same period in 2022. There was no debt extinguishment loss in the third quarter of 2023 and 2022. In the second quarter of 2023, we refinanced our Existing Term Loan Facility (as defined below) and wrote-off $12 million of debt issuance costs related to debt extinguished. Additionally, in the second quarter of 2023, we expensed $11 million of new debt issuance costs related to the portion of the New Term Loan Facility and Senior Notes (both as defined below) accounted for as a modification. In the second quarter of 2022, we redeemed a portion of our outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”) and wrote-off related debt issuance costs.
Interest expense increased to $41 million for the third quarter of 2023 from $35 million for the third quarter of 2022. Interest expense increased to $126 million for the first nine months of 2023 from $103 million for the first nine months of 2022. The increase in both periods is primarily due to higher prevailing interest rates, partially offset by the impact of the retirement of $1.1 billion of our Senior Notes due 2025 in 2022 as well as higher interest income.
Our effective income tax rates were 27.0% and 22.5% for the third quarter of 2023 and 2022, respectively, and 26.4% and 23.0% for the first nine months of 2023 and 2022, respectively. The effective tax rates for the third quarter and nine-month periods of 2023 and 2022 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The increase in our effective income tax rate for the third quarter of 2023 compared to the same quarter of 2022 was primarily driven by forecasted non-deductible executive compensation expense, partially offset by a tax benefit of $1 million from return to provision adjustments. The primary items impacting the effective tax rate for the third quarter of 2022 were tax benefits of $1 million from revaluing deferred state taxes and $1 million from state tax initiatives.
The increase in our effective income tax rate for the first nine months of 2023 compared to the same period in 2022 was primarily driven by forecasted non-deductible executive compensation expense as well as tax expense of $1 million from uncertain tax positions, partially offset by tax benefits of $3 million from revaluing deferred state taxes and $2 million from return to provision adjustments. The primary items impacting the effective tax rate for the first nine months of 2022 were tax benefits of $3 million from stock-based compensation, $1 million from revaluing deferred state taxes and $1 million from state tax initiatives.
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

North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$1,228	$1,205	100.0%	100.0%	1.9%	$3,484	$3,552	100.0%	100.0%	(1.9)%
Adjusted EBITDA	241	240	19.6%	19.9%	0.4%	631	700	18.1%	19.7%	(9.9)%
Depreciation and amortization	75	60	6.1%	5.0%	25.0%	214	175	6.1%	4.9%	22.3%
Revenue in our North American LTL segment increased 1.9% to $1.23 billion for the third quarter of 2023, compared with $1.21 billion for the same quarter in 2022. Revenue decreased 1.9% to $3.48 billion for the first nine months of 2023, compared with $3.55 billion for the same period in 2022. Revenue included fuel surcharge revenue of $223 million and $274 million, respectively, for the third quarters of 2023 and 2022, and $636 million and $772 million, respectively, for the first nine months of 2023 and 2022. The decrease in fuel surcharge revenue for both periods was primarily driven by lower diesel prices.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change %	2023	2022	Change %
Pounds per day (thousands)	72,257	70,063	3.1%	70,465	70,854	(0.5)%
Shipments per day	53,637	49,744	7.8%	51,303	49,459	3.7%
Average weight per shipment (in pounds)	1,347	1,408	(4.3)%	1,374	1,433	(4.1)%
Gross revenue per hundredweight, excluding fuel surcharges	$22.81	$21.43	6.4%	$21.84	$21.18	3.1%
The year-over-year increase in revenue, excluding fuel surcharge revenue, in the third quarter of 2023 reflects higher volume and gross revenue per hundredweight, primarily related to our improvements in service quality and investments in capacity, as well as the impact of a competitor ceasing operations during the third quarter of 2023. The increase in volume per day for the third quarter of 2023 reflects higher shipments per day, partially offset by lower average weight per shipment. The increase in yield in the third quarter of 2023 reflects the benefit of numerous pricing initiatives underway. We expect to further accelerate yield growth in the fourth quarter.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for the first nine months of 2023 reflects higher gross revenue per hundredweight partially offset by slightly lower volume. The decline in volume per day for the first nine months of 2023 reflects lower average weight per shipment, partially offset by higher shipments per day.
In the month of October 2023 weight per day increased 2.5%, as compared with October 2022, attributable to a year-over-year increase of 6.0% in shipments per day and a decrease of 3.5% in weight per shipment. These October 2023 North American LTL segment operating metrics are preliminary and actual results may vary.
Adjusted EBITDA was $241 million, or 19.6% of revenue, for the third quarter of 2023, compared with $240 million, or 19.9% of revenue, for the same quarter in 2022. Adjusted EBITDA was $631 million, or 18.1% of revenue, for the first nine months of 2023, compared with $700 million, or 19.7% of revenue, for the same period in 2022. The decrease in Adjusted EBITDA as a percentage of revenue in both the third quarter and first nine months of 2023 reflected lower fuel surcharge revenue, higher salaries, wages and employee benefits primarily due to higher incentive compensation and cost inflation, and, to a lesser extent, lower pension income. These items were partially offset by higher revenue, excluding fuel surcharge revenue, driven by the dynamics explained above, improvements in productivity, lower purchased transportation, primarily due to lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers, lower fuel costs, and lower insurance and claims due to improved service.
Depreciation and amortization expense increased to $75 million in the third quarter of 2023 compared with $60 million for the same quarter in 2022. Depreciation and amortization expense increased to $214 million in the first nine months of 2023 compared with $175 million for the same period in 2022. The increase in both the third quarter and first nine months of 2023 was due to the impact of capital investments, in particular tractors and trailers.
European Transportation Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022	2023	2022	2023	2022	2023 vs. 2022
Revenue	$752	$741	100.0%	100.0%	1.5%	$2,320	$2,335	100.0%	100.0%	(0.6)%
Adjusted EBITDA	44	43	5.8%	5.9%	2.3%	127	130	5.5%	5.6%	(2.3)%
Depreciation and amortization	35	31	4.7%	4.2%	12.9%	100	96	4.3%	4.1%	4.2%
Revenue in our European Transportation segment increased 1.5% to $752 million for the third quarter of 2023, compared with $741 million for the same quarter in 2022. Revenue decreased 0.6% to $2.32 billion for the first nine months of 2023, compared with $2.34 billion for the same period in 2022. Foreign currency movement increased revenue by approximately 7.6 percentage points in the third quarter of 2023 and by approximately 0.9 percentage points in the first nine months of 2023. The decrease in revenue for the third quarter of 2023 and the first nine months of 2023, compared to the same periods in 2022, after taking into effect the impact of foreign currency movement, primarily reflects lower volumes in a soft industry environment for freight transportation.
Adjusted EBITDA was $44 million, or 5.8% of revenue, for the third quarter of 2023, compared with $43 million, or 5.9% of revenue, for the same quarter in 2022. Adjusted EBITDA was $127 million, or 5.5% of revenue, for the first nine months of 2023, compared with $130 million, or 5.6% of revenue, for the same period in 2022. The change in Adjusted EBITDA in both periods was primarily driven by the decrease in revenue after taking into effect the impact of foreign currency movement, described above, higher salaries, wages and employee benefits due to the impact of cost inflation and foreign currency impacts, and higher lease and facility costs. These items were partially offset by lower purchased transportation, fuel and temporary labor costs.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $355 million as of September 30, 2023, compared to $460 million as of December 31, 2022. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); (iii) proceeds from the issuance of other debt; and (iv) proceeds from divestiture activities. As of September 30, 2023, we have $589 million available to draw under our ABL Facility, based on a borrowing base of $590 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $139 million in aggregate face amount of letters of credit as of September 30, 2023.
In February 2023, we amended our existing ABL Facility. See Note 7—Debt to our Condensed Consolidated Financial Statements for further information.
As of September 30, 2023, we had approximately $944 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $211 million as of September 30, 2023). As of September 30, 2023, €15 million (approximately $16 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
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
The New Term Loan Facility will bear interest at a rate per annum equal to, at our option, either (a) a Term Secured Overnight Financing (“SOFR”) rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate was 7.32% as of September 30, 2023.
In the second quarter of 2023, we used net proceeds from the New Term Loan Facility and new Senior Notes, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the first nine months of 2023 due to this redemption.
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
Loan Covenants and Compliance
As of September 30, 2023, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by operating activities from continuing operations	$443	$628
Net cash used in investing activities from continuing operations	(473)	(315)
Net cash used in financing activities from continuing operations	(72)	(706)
During the nine months ended September 30, 2023, we: (i) generated cash from operating activities from continuing operations of $443 million; and (ii) received net proceeds of $2.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $494 million; and (ii) repay our Existing Term Loan Facility for $2.0 billion.
During the nine months ended September 30, 2022, we generated cash from operating activities from continuing operations of $628 million. We used cash during this period primarily to: (i) purchase property and equipment of $354 million; and (ii) redeem a portion of our Senior Notes due 2025 for $651 million.
Cash flows from operating activities from continuing operations for the nine months ended September 30, 2023 decreased by $185 million, compared with the same period in 2022. The decrease reflects the impact of operating assets and liabilities utilizing $133 million of cash in the first nine months of 2023, compared with generating $13 million during the same period in 2022, primarily driven by timing of payments and lower sequential increase in revenues, and $86 million of lower income from continuing operations for the nine months ended September 30, 2023, compared with the same period in 2022.
Investing activities from continuing operations used $473 million of cash in the nine months ended September 30, 2023 and $315 million of cash in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we used $494 million to purchase property and equipment, as compared to a $354 million usage of cash in the same period in 2022. The increase reflects our continued investment, primarily in tractors and trailers, to support our long-term growth targets.
Financing activities from continuing operations used $72 million of cash in the nine months ended September 30, 2023 and $706 million of cash in the nine months ended September 30, 2022. The primary uses of cash from financing activities in each of the first nine months of 2023 and 2022 were $2.0 billion and $651 million, respectively, used to repay our Existing Term Loan Facility and redeem a portion of our Senior Notes due 2025. The primary source of cash from financing activities during the first nine months of 2023 was $2.0 billion of net proceeds from the issuance of debt.
As a result of the debt transactions that occurred during the second quarter, as of September 30, 2023, we had $2.4 billion total outstanding principal amount of debt, excluding finance leases. We have $112 million of debt maturing in 2025 and no other significant debt maturities until 2028. Interest on our ABL and term loan facility are variable, while interest on our senior notes are at fixed rates. As of September 30, 2023, future interest payments associated with our debt aggregate approximately $1.0 billion and are estimated based on the principal amount of debt and applicable interest rates as of that date. For further information on our debt facilities and maturities, see Note 7—Debt to our Condensed Consolidated Financial Statements.
There were no other material changes to our December 31, 2022 contractual obligations during the nine months ended September 30, 2023. We anticipate full year gross capital expenditures to be between $675 million and $725 million in 2023, funded by cash on hand and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. As a result of the debt transactions that occurred during the second quarter of 2023, exposure to changes in interest rates on our term loan facility and fixed rate debt are as follows:
Term Loan Facility. As of September 30, 2023, we had an aggregate principal amount outstanding of $700 million on our term loan facility. The interest rate fluctuates based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $700 million, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $7 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our term loan facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
Fixed Rate Debt. As of September 30, 2023, we had $1.6 billion of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of September 30, 2023 would increase the fair value of our fixed-rate indebtedness by approximately 5%. For additional information concerning our debt, see Note 7—Debt to our Condensed Consolidated Financial Statements.
There have been no other material changes to our quantitative and qualitative disclosures about market risk related to our continuing operations during the nine months ended September 30, 2023, as compared with the quantitative and qualitative disclosures about market risk described in our 2022 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
XPO, Inc. Profit-Sharing Cash Incentive Plan and Profit-Sharing Cash Incentive Plan Award Agreement
On October 26, 2023, the Company’s Compensation and Human Capital Committee (the “Committee”) approved and adopted the XPO, Inc. Profit-Sharing Cash Incentive Plan (the “Plan”) and a form of Profit-Sharing Cash Incentive Plan Award Agreement (the “Award Agreement”). The Plan became effective on October 26, 2023, and permits eligible employees to earn awards in the form of cash-based incentive payments based upon the attainment of pre-established, objective performance goals relating to the performance of the Company. The Plan shall be administered by the Committee or its duly authorized delegate.
The Plan provides for performance goals based on objective performance criteria selected by the Committee, in its sole discretion, and set forth in the applicable Award Agreement and may include a threshold level of performance below which no award will be paid, levels of performance at which specified percentages of the award will be paid and may also include a maximum level of performance above which no additional award amount will be paid. Employees of the Company who the Committee designates from time to time as eligible and who are actively employed by the Company, both on the last day of the performance period and on the date that a Plan award is scheduled to be paid, are eligible to participate in the Plan. Any compensation payable to a participant under the Plan will be subject to any recoupment, “clawback” or similar Company policy or arrangement.
Currently, the only employee receiving awards under the Plan is the Company’s Chief Operating Officer, David Bates.
This summary is not intended to be complete and is qualified in its entirety by reference to the Plan and Form of Award Agreement, copies of which are attached hereto as Exhibit 10.9 and 10.10, respectively, and are incorporated herein by reference.
Item 6. Exhibits.

Exhibit Number	Description

10.1+*	Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.2+*	Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan).

10.3+*	Performance-Based Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan).

10.4+
Offer Letter, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.5+
Change in Control and Severance Agreement, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.6+*	Promotion Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan).

10.7+*	Performance-Based Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan).

Exhibit Number	Description

10.8+*	XPO, Inc. Clawback Policy, effective as of October 2, 2023.

10.9+*	XPO, Inc. Profit Sharing Incentive Plan, effective as of October 26, 2023.

10.10+*	Form of XPO, Inc. Profit Sharing Incentive Plan Award Agreement.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023.

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

XPO, INC.

By:	/s/ Mario Harik
Mario Harik
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyle Wismans
Kyle Wismans
Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2023