Form 10-K
period 2023-12-31
XPO, Inc.
filed 2024-02-08
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.7 billion as of June 30, 2023, based upon the closing price of the common stock on that date.
As of February 1, 2024, there were 116,112,873 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (the “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
In this Annual Report, "we," "our," "us," "XPO, Inc.," “XPO,” and "the Company" refer to XPO, Inc. and its consolidated subsidiaries, unless the context requires otherwise.
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
ITEM 1.    BUSINESS
Company Overview
XPO, Inc., together with its subsidiaries, is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of December 31, 2023, we had approximately 38,000 employees and 596 locations in 17 countries serving approximately 52,000 customers.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with favorable pricing dynamics and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 8% share of the U.S. market, estimated to be $59 billion in 2022.
We provide approximately 31,000 shippers in North America with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the full year 2023, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 18 billion pounds of freight through our network to its destinations.

Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in our people, network capacity and proprietary technology. We manage the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the expansion of our service center footprint in strategic markets with long-term demand. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we have added 551 net new doors to our network through organic expansion. In December 2023, we completed the acquisition of 28 service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), representing approximately 2,900 doors.
Additionally, in 2023, we continued to advance a host of initiatives that are specific to XPO and largely independent of the macroeconomic environment. We produced over 6,400 trailers at our in-house trailer manufacturing facility, surpassing our goal of more than 6,000 trailers, and continued to invest in training drivers at our 130 commercial driver schools. Our in-house trailer manufacturing and driver schools are examples of self-reliant capabilities that are competitively advantageous to us, particularly when industry conditions make it difficult to source equipment or drivers.
Specific to our technology, we believe that we have a large opportunity to drive further growth and profitability in our LTL network through innovation. For more information, see “Proprietary Technology and Intellectual Property” below.
European Transportation Segment
XPO has a unique pan-European transportation platform with leading positions in key geographies: We are the #1 full truckload broker and the #1 pallet network (LTL) provider in France; the #1 full truckload broker and the #1 LTL provider in Iberia (Spain and Portugal); and a top-tier dedicated truckload provider in the U.K., where we also have the largest single-owner LTL network. We serve an extensive base of customers within the consumer, trade and industrial markets, including many sector leaders that have long-tenured relationships with us.
Our range of freight services in Europe encompasses dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding and, increasingly, multimodal solutions, such as road-rail and road-short sea combinations that we tailor to customer needs. Our operators use our proprietary technology to manage these services within our digital ecosystem in Europe.
Strategic Developments
2023 was the first full year that XPO operated solely as an asset-based LTL service provider in North America, following the completion of three key parts of our strategic plan, as previously announced: the spin-offs of RXO, Inc. and GXO Logistics, Inc. in November 2022 and August 2021, respectively; and the sale of our North American intermodal operation in March 2022.
On December 20, 2023, we acquired 28 LTL service centers in the U.S. previously operated by Yellow Corporation. Under the transaction, we purchased 26 of the service centers and assumed existing leases for the other two locations. This is a strategic acquisition of assets that aligns with our commitment to invest in expanding our LTL network capacity.
Our Board of Directors has previously authorized the divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Proprietary Technology and Intellectual Property
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. In 2023, we moved approximately 18 billion pounds of freight 803 million miles, including moving linehaul freight an average of 2.6 million miles a day.
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
XPO Smart® is our proprietary suite of intelligent tools and analytics that self-adjusts site by site to drive productivity across our LTL service center operations. Our software incorporates dynamic data science, predictive analytics and machine learning to aid our managers in workflow decision-making. We use XPO Smart® to improve our labor in a safe, disciplined and cost-effective manner.
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
Environmental Information
Our innovation strategy is focused on providing highly efficient supply chain services that use automation and data science to create value for our shareholders and customers. We use our proprietary technology to provide reliable freight transportation services and make the most of the resources within our company.
For many of our customers, the transportation needs of their business account for a significant portion of their CO2 footprint. Our technology can coordinate the movement of customer goods in ways that are greener, safer, more efficient and more cost-effective. Some of our key priorities in this regard are to optimize the utilization of truck and trailer capacity, invest in modern, fuel-efficient fleet, streamline local and linehaul freight flows and train our drivers in eco-friendly techniques.
Transportation Fleet
Our ongoing fleet initiatives companywide include modernizing our tractors and trailers; deploying cleaner fuels where practical, such as natural gas, biodiesel, biogas and electricity; expanding our use of data and analytics to improve the efficiency of routing, loading and handling freight; and exploring the commercial viability of alternative vehicles that have a lower environmental impact.
COVID-19 created supply chain challenges that temporarily disrupted the retirement of older LTL tractors industrywide. Now, new equipment is more readily available, and we will continue to invest in tractors with 15-liter engines and automatic transmissions that improve reliability and fuel economy, while lowering emissions and extending engine life. In 2024, we intend to purchase approximately 2,000 new LTL tractors for our North American LTL network.
In Europe, our diesel road fleet is over 97% compliant with Euro 6 standards, and we have a natural gas-powered fleet of more than 230 trucks serving customers in France, the U.K., Spain and Portugal. Additionally, we have environmentally-sound fleet initiatives ranging from government-approved mega-trucks in Spain, which can transport more freight with fewer trips, to fully electric vehicles for certain “last mile” home deliveries. We are also testing the use of duo-trailer vehicles that have the potential to reduce CO2 emissions, compared with using traditional trucks for the same freight.
Electric vehicles show promise in commercial transport applications as an alternative to diesel, particularly in urban areas. Our fleet experts are working with manufacturers of larger electric trucks, and we have completed two pilot programs to advance our understanding of the commercial viability of these vehicles. In the U.S., we have placed an order for six all-electric trucks to deploy in California, and we announced an agreement to purchase more than 100 all-electric trucks in France supported by the ongoing installation of more than 80 electric charging stations at our facilities.
Facilities
Our expertise in the circular economy helps us to continually improve the eco-profile of our facilities. We have ongoing initiatives underway to install LED lighting in our buildings, reuse pallets, right-size packaging and incorporate other environmentally friendly practices in our operations. We also reduce waste by recycling or reusing materials where feasible.
Our Strategy
XPO’s strategy is to help customers move goods efficiently through their supply chains by using our transportation capacity, organizational strengths and proprietary technology. We deliver value in the form of technological innovations, process efficiencies, cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying potential improvements. Most important, we have instilled a culture that defines success as mutually beneficial results for our company and our customers.
In late 2021, we launched our LTL 2.0 growth plan in North America to focus on four pillars of value creation: provide best-in-class customer service, invest in adding capacity and enhancing our network for the long term, accelerate yield growth, and drive cost efficiencies. We made considerable progress with these initiatives in 2022 and again in 2023, and we see significant potential for further improvements with all four pillars of our plan:
•Provide best-in-class service. We are committed to building a premium service organization by aligning employee incentives and accountability with tangible quality-of-service results for our customers. In 2023, we improved our damage claims ratio to 0.3% in the fourth quarter, from 1.2% at the launch of LTL 2.0, and we improved our full year on-time performance by 8% year-over-year. We support our team with ongoing investments in employee training programs, state-of-the-art equipment and technological enhancements to elevate service quality and productivity.
•Invest in network capacity for the long-term. We are expanding our linehaul fleet with fuel-efficient tractors and in-house trailer manufacturing and adding new doors in capacity-constrained markets. Since the launch of LTL 2.0, we have added more than 11,000 trailers — including over 6,400 in 2023 — as well as more than 2,400 tractors and 551 net new doors through organic expansion. Our average tractor age at year-end 2023 was 5.0 years, compared with 5.9 years at year-end 2022. Together, these investments enable us to transport more freight while improving service and maintaining strong network fluidity. Excluding the Yellow Asset Acquisition, more than two-thirds of our capital expenditures in 2023 were deployed to increase the capacity of our fleet.
•Accelerate yield growth. We are intently focused on customer service excellence as our most powerful lever to grow yield, which we measure as gross revenue per hundredweight, excluding fuel surcharges. Our service improvements and, to a lesser extent, the expansion of both our accessorial services and local customer base, accelerated yield growth throughout the year, driving full year growth of 4.9%, compared with 2022.
•Drive cost efficiencies. We aim to improve cost efficiency by optimizing our purchased transportation, variable costs and overhead. In the fourth quarter of 2023, we lowered our cost for third-party purchased transportation by reducing the number of outsourced linehaul miles as a percentage of total linehaul miles to 19.6%, compared with 22.7% at the start of LTL 2.0, and by negotiating lower contract rates for the miles we outsourced. We expect that the investments we are making in expanding capacity will enhance our network fluidity and drive productivity gains, thereby accelerating cost efficiencies.
Customers and Markets
We provide services to approximately 52,000 customers ranging in size from small, entrepreneurial businesses to Fortune 500 companies. Our customers span every major industry, giving us a presence in verticals that are bedrocks of the economy, such as industrial and manufacturing, retail and e-commerce, food and beverage, and consumer goods. Our revenue is derived primarily from the United States and Europe — in 2023, we generated approximately 59% of our revenue in the U.S., 17% in France, 12% in the U.K. and 11% in the rest of Europe.
The diversification of our customer base minimizes concentration risk. Globally, the combined revenue from our top five customers in 2023 accounted for approximately 7% of revenue, with our largest customer accounting for less than 2% of revenue. In North American LTL, the combined revenue from our top five customers accounted for approximately 8% of segment revenue in 2023, with our largest customer accounting for less than 3% of revenue.
Competition
We operate in highly competitive marketplaces where customers can choose from among many different transportation providers with distinct value propositions. We compete on quality and reliability of service, scope and scale of operations, technological capabilities, expertise and price.
Our competitors in North America include local, regional and national LTL carriers that offer the same services we provide, such as Old Dominion Freight Line and Saia. Our competitors in Europe vary based on the types of services provided; for example, LTL transportation versus dedicated or brokered full truckload transportation or multimodal solutions. Due to the competitive nature of our marketplaces, we strive daily to strengthen existing business relationships and forge new relationships.
In 2023, the market environment was significantly hampered by the ongoing freight recession, which continues to impact industry volumes. In the third quarter of 2023, Yellow Corporation, a national LTL provider in North America, ceased operations and filed for bankruptcy. This exit of a major competitor temporarily disrupted supply and demand in the industry and diverted more freight to other large LTL carriers, including XPO.
We believe that we have positioned XPO to benefit from secular trends in the retail and industrial economies, such as the shipper trend toward outsourcing freight transportation in all parts of the cycle, and the trend in some sectors toward more frequent shipments of freight volumes that are smaller than a full truckload, and that our ongoing expansion of capacity will facilitate the onboarding of significantly more freight when market conditions improve. Our ability to continually invest in the business is a compelling competitive strength of XPO, because we can increasingly provide our customers with the reliable capacity, technological solutions and problem-solving expertise they value.
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
Other federal and state agencies, such as the U.S. Environmental Protection Agency (“EPA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Homeland Security (“DHS”) and the California Air Resources Board (“CARB”), also regulate our equipment, operations, and cargo. In 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks and also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. While CARB’s Advanced Clean Truck regulation and proposed Advanced Clean Fleets regulation may permit companies to seek exemptions or relief, there are no assurances that relief from either regulation will be obtained and there are virtually no zero-emissions vehicles currently widely available that are suitable replacements for current technology used in less-than-truckload operations. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate, as are the third-party transportation providers with which we contract. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, onboard reporting of operations, cargo security and other matters affecting safety or operating methods. Regulatory requirements, and changes to the regulatory environment, may affect our business or the economics of the transportation industry by requiring changes in operating practices that could impact the demand for, and increase the costs of providing, transportation services.
Environmental Regulations. We are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, storage tanks (fuel, oil, antifreeze and other products) and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters. We may be responsible for the cleanup of any spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials. We do not know of any existing environmental law, regulation or condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.
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
Seasonality
Our revenue and profitability in the first and fourth quarters of the calendar year are typically lower than in the second and third quarters. The productivity of our transportation fleet historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Additionally, we believe that many of our customers historically ship less freight in the first quarter, due in part to lower post-holiday demand for their products. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.

Human Capital Management
As a people-driven company with a strong customer service culture, our ability to be an employer of choice and a business partner of choice are intertwined. We have an unwavering commitment to a workplace culture that places a premium on safety, as well as professional growth, engagement and competitive total compensation and benefits for our employees. These and many other aspects of our culture help us attract and retain a high caliber of talent to our organization.
Our Chief Human Resources Officer (“CHRO”) has primary responsibility for our human capital management strategy, including recruiting, developing, engaging and retaining employees who share our work ethic and values. The CHRO is also responsible for the design of employee compensation and benefits programs.
In addition to our employment culture, our success relies on our company’s robust governance structure, our Code of Business Ethics and the importance we place on being a good corporate citizen. Ultimately, our decisions and actions are guided by XPO’s values — overachieve for customers, be safe, be accountable, always improve, respect each other and be world-class in every way.
Employee Base Profile
Based on December 31, 2023 data, XPO has locations in 17 countries, with approximately 23,300 employees in North America, 14,300 employees in Europe and 400 employees in Asia, supplemented by approximately 2,900 temporary workers.
By geography, approximately 61% of our global employees are based in North America, 38% in Europe and 1% in Asia. By job description, approximately 65% of our employees work as drivers and dockworkers, 23% as operations and facility workers, and the remainder in support roles and other positions. In North America, approximately 85% of our employees have hourly roles and 15% have salaried positions.
By gender, approximately 14% of our global employees are women — this increases to 37% when excluding drivers, dockworkers and technicians. In North America, 52% of our professional management positions are held by women, representing an increase of 2.9% from 2022.
We are continuing to make steady progress on being an employer of choice for employees of all races and backgrounds. In 2023, 56% of our newly hired U.S. employees self-identified as ethnically or racially diverse, representing a 1.4% increase from 2022, and approximately 43% of our total U.S. employee population was ethnically or racially diverse. This includes 20% of U.S. employees who self-identified as Black or African American, which is eight percentage points higher than the U.S. population, based on the most recent census data.
Additionally, we continued to expand our pipeline of women and ethnically or racially diverse employees at the middle and senior management levels (manager or supervisor and above). In our total workforce, the absolute number of females in managerial positions grew by 20% cumulatively from 2021 to 2023; the absolute number of ethnically or racially diverse employees in managerial positions grew by 20% cumulatively in the same period. Ethnically or racially diverse employees earned 34% of managerial promotions in 2023, up significantly from 9% in 2022, and held 17% of executive leadership positions (vice president and above), 28% of professional management roles and 31% of operational management roles.
XPO is committed to being transparent about the composition of our workforce. We have publicly disclosed our 2023 EEO-1 report on our website, and expect to publish our 2024 EEO-1 report in the second quarter of this year.
As of December 31, 2023, none of our employees were represented by a union in the U.S. and 85% of our employees in Europe were covered by a collective bargaining or similar agreement, consistent with our December 31, 2022 position.
Throughout 2023, we continued to make substantial investments in direct employee communications, conducting both quarterly and annual engagement surveys and holding approximately 8,000 roundtable discussions and safety and engagement committee meetings across our North American LTL network. The employee feedback we receive is often instrumental in driving new initiatives that strengthen our culture of respect, appreciation and opportunity.

Health and Safety
The physical and emotional safety of our employees is paramount, and we have numerous protocols in place to ensure a safe work environment. We developed our Road to Zero program to decrease occupational injuries and illnesses through education, mentoring, communication and on-the-job training that instills awareness and reduces risk. These same priorities are emphasized when we train new commercial driver candidates at our inhouse, LTL driver training schools nationwide, where veteran XPO driver-instructors reinforce our safety culture.
As part of Road to Zero, we track accident-free miles and recognize XPO drivers who have achieved million-mile safety milestones. As of December 31, 2023, more than 2,475 of our LTL drivers have achieved a safety designation of at least one million accident-free miles, with 194 of these drivers meeting this threshold in 2023. In 2022, we announced a landmark achievement by a driver on our team — our first driver to reach four million accident-free miles, which is the highest driver safety record in XPO’s history.
In addition to physical well-being, we consider emotional well-being to be an important part of workplace safety. Our Code of Business Ethics mandates zero tolerance of discrimination, harassment, retaliation, bullying and other unacceptable behaviors. We want our employees to feel welcome at work, and we give them multiple channels to report any incidents. This includes an open-door policy that encourages employees to speak with any supervisor, manager or member of the HR team, and our EthicsPoint hotline and website for reporting incidents anonymously.
We are diligent about evaluating new programs as they become available to support the physical and mental health of our employees. In our open enrollment period for 2024 benefit plans, we introduced new options for virtual physical therapy and “physicals on the go,” and enhanced our employee assistance programs specifically for mental health.
Employee Engagement and Development
XPO executive leadership regularly solicits feedback from employees to gauge our progress, assess satisfaction and encourage constructive suggestions. Each quarter, we ask our “wired” employees to submit their input through an anonymous online satisfaction survey. In the U.S., we also conduct an annual satisfaction survey of our “non-wired” frontline employees, and hold regular roundtables and town halls. Based on employee feedback, we develop action plans at the business unit and facility levels to implement targeted improvements.
In 2023, our annual engagement survey yielded a participation rate of over 80%, and employee satisfaction scores rose to their highest historical levels. XPO was named a 2023 “Top Company for Women to Work for in Transportation” by the Women in Trucking Association, a 2024 “Top 25 Veteran Employer” by military.com, and one of “America’s Best Large Employers” by Forbes for the third time.
Additionally, we foster career development at all levels to recruit and retain high-caliber employees. Our career development infrastructure includes these nine areas of focus, among others:
Recruitment. We tailor our recruitment efforts by geography and job function using an array of channels and recruiting partnerships. This enables us to reach a diversity of candidates with tailored messaging. For example, we advertise open positions on recruitment websites designed to reach women, the LGBTQ+ community, Blacks and African Americans, Hispanics, military veterans and individuals with disabilities. Our goal is to identify candidates who have the skills our customers need, or the desire to learn those skills. In 2023, we partnered with Partnership for Your Success to attract military veterans, and worked with Women in Trucking to engage more women in transportation industry careers.
Interactive Hiring. Our integrated approach to talent development begins with our robust digital recruitment platform, which includes online job previews and pre-employment assessments for key positions. Our platform provides an efficient way for candidates to learn about XPO at their convenience and explore positions that match their interests and abilities. This is a more stress-free entry into the recruitment process for job candidates, and improves both the onboarding experience and retention rates for new hires.

Grow at XPO. Data from our new hire survey indicates that the majority of hourly employees join XPO for professional growth and learning opportunities. The Grow at XPO program is structured to cultivate continuous learning for our hourly population — it includes development tracks that teach, for example, computer skills, safety knowledge, people skills, work-life integration and commercial driving fundamentals. Employees are paid while completing the courses and are supported by on-site management and our field HR team. As of December 31, 2023, 93% of employees who completed the Grow at XPO program have been retained.
XPO Accelerate. Launched in September 2022, XPO Accelerate prepares high-potential service center, sales and support staff leaders to be “ready now” successors for director-level roles. This program helps retain and promote promising leadership talent by building relevant strategic skills.
XPO Field Management Training. XPO maintains a strong “ready now” pipeline of future leaders for our operations through a comprehensive, 14-week, blended learning approach. Our Field Management Training program graduated over 60 supervisors in 2023, of which more than two-thirds were ethnically or racially diverse, or female.
Frontline Leadership Training. XPO’s Freight Leadership Certification is part of a robust onboarding process for newly hired frontline leaders. The program equips employees with fundamental skills to succeed in our operations, and offers weekly live, instructor-led training sessions to reinforce those skills. Freight operations supervisors who complete all sessions and achieve certification have an 83% retention rate.
LTL Driver Training Schools. XPO’s commercial truck driver training schools are an essential channel for recruiting new drivers to XPO, as well as providing new careers for employees currently in other roles, such as dockworkers. Trainees attend our driver school tuition-free, receive pay while training and have an opportunity for full-time employment with XPO after earning a CDL-A license. We also offer employees tuition reimbursement of up to $5,000 for any approved non-XPO driver training school. In 2023, we graduated nearly 800 students from our LTL driver training locations.
Maintenance Training. Well-maintained tractors and trailers are an essential component of both safety and customer service in LTL transportation. Our in-house maintenance training school enhances technical skills for new hires and provides continuous learning for our field maintenance personnel to stay abreast of maintenance developments and warranty recovery requirements.
XPO University. Our learning and development platform, XPO University, delivers approximately 25,000 online and in-person learning and assessment programs in areas such as onboarding, management training and professional skills development. XPO University supports approximately 38,000 employees in North America and Europe, and tracks their progress. In 2023, more than a million training hours were completed by our employees worldwide.
Expansive Total Rewards
Our total compensation package is instrumental in providing a superior employment experience, and conveys how much we appreciate each employee’s choice of XPO. The pillars of the expansive total rewards we offer are:
Competitive Wages and Jobs Creation. In addition to our annual merit and hourly pay increases that broadly cover our employee population in North America, approximately 1,000 eligible LTL employees at over 35 locations received additional wage increases throughout 2023. Further, across our North American and European operations, our ongoing investments in growth expanded our total permanent workforce by 1.4% year-over-year with a net 401 new permanent employees.
Comprehensive Benefits. We offer an extensive suite of benefits to support the health and well-being of our employees and their families, often reflecting responsiveness to employee feedback. In the U.S., examples include:
•Pregnancy Care Policy: Guarantees up to 80 hours of paid prenatal leave and certain automatic accommodations, plus consideration of more significant accommodations while preserving existing wage rates.
•Family Bonding Policy: Provides an additional six weeks of 100% paid time off for the primary caregiver of a newborn or newly adopted child, and two weeks of 100% paid time off for a secondary caregiver.

•Tuition Reimbursement: Provides for up to $5,250 of annual reimbursement for continuing education, academic discounts in more than 80 fields of online study and tuition-free commercial driver training.
•Additional Benefits: Includes virtual preventive health care, pelvic health management, physical therapy services and diabetes management services at no cost to employees, as well as supplemental insurance, short-term loans and a personalized Total Rewards Statement.
In Europe, XPO’s benefit programs vary by country and are tailored to the needs of local markets. Examples include comprehensive health and risk insurances, employee assistance programs covering mental, physical and financial well-being, commercial driver training, vocational coaching and training, and a fully flexible benefits program in the U.K.
Community Outreach
XPO continues to support organizations that reflect the interests of our employees and the communities where we operate. In 2023, our company served as official transportation partner for the Susan G. Komen 3-Day Walks to end breast cancer, and partnered with Truckers Against Trafficking to educate our employees about human trafficking. We supported homeless shelters by donating more than 60,000 pairs of socks, and participated in the Pat Tillman Run. Local teams from our North American LTL service centers helped Scouts complete their Trucking Merit Badge in Oregon, assisted Habitat for Humanity with a build in Wisconsin, and cleaned up trash in an Illinois community, as a few examples. On the safety front, our employees take pride in XPO being the official transport partner for the Tour de France competition for 43 years.
Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Brad Jacobs	67	Executive Chairman of the Board
Mario Harik	43	Chief Executive Officer
Kyle Wismans	40	Chief Financial Officer
David Bates	58	Chief Operating Officer
Wendy Cassity	48	Chief Legal Officer and Corporate Secretary
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
Mario Harik has served as XPO’s chief executive officer since November 2022, after previously leading the Company’s North American less-than-truckload segment as president from October 2021 to October 2022. Additionally, he served as XPO’s chief information officer from November 2011 to October 2022 and XPO’s chief customer officer from February 2021 to January 2022. Mr. Harik has led numerous technological developments for global transportation and logistics operations, built comprehensive technology organizations and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and solutions architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering – information technology from Massachusetts Institute of Technology, and a degree in engineering – computer and communications from the American University of Beirut, Lebanon.

Kyle Wismans has served as XPO’s chief financial officer since August 2023, after being promoted from our senior vice president of revenue management and finance, a position he held from February 2023 to August 2023. Additionally, he served as XPO’s senior vice president, financial planning and analysis from September 2019 to February 2023. Mr. Wismans has played a vital role in the implementation of our LTL growth strategy, as well as our spin-offs of GXO and RXO. He was previously an executive with General Electric Company for over a decade, including most recently as head of global financial planning and analysis for Baker Hughes Oilfield Services, a GE company, from August 2017 to August 2019. Mr. Wismans holds a degree in business administration from the University of Michigan, Stephen M. Ross School of Business.
David Bates joined XPO as chief operating officer in April 2023. He previously served as senior vice president – operations at Old Dominion Freight Line, Inc. from November 2011 to April 2023. From July 2007 to November 2011, Mr. Bates served as a regional vice president, and from December 1995 to July 2007 as a manager, at Old Dominion. Prior to joining Old Dominion, Mr. Bates served in supervisory roles with Carolina Freight Carriers and YRC Freight. Mr. Bates received his Bachelor's degree in Business Management from Junita College.
Wendy Cassity joined XPO in March 2023 as chief legal officer and corporate secretary. Prior to joining XPO, she was chief legal officer of Nuance Communications, Inc. from September 2018 to March 2023. Nuance was publicly traded until it was acquired in March 2022. Prior to joining Nuance, she was general counsel of Zayo Group, a publicly traded communications infrastructure company, from January 2016 to August 2018, and general counsel of Thompson Creek Metals Company, a publicly traded natural resources company, from 2010 to January 2016. Prior to joining Thompson Creek Metals Company, Ms. Cassity was in private practice as a corporate transactional attorney at McDermott Will & Emery, LLP and Cravath Swaine & Moore, LLP in their New York offices. Ms. Cassity holds a B.A. from the University of Arizona in English and History and received her J.D. from Columbia Law School.
Available Information
Our corporate website is www.xpo.com. On this website, you can access, free of charge, our Annual Report on Form 10–K, Quarterly Reports on Form 10–Q, and Current Reports on Form 8–K, as well as specialized disclosure reports on Form SD, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Materials are available online as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You can also access materials on our website regarding our corporate governance policies and practices, including our Corporate Governance Guidelines, Code of Business Ethics and the charters relating to the committees of our Board of Directors. You may request a printed copy of these materials without charge by writing to: Investor Relations, XPO, Inc., Five American Lane, Greenwich, Connecticut 06831. Information filed electronically with, or furnished to, the SEC is also available at www.sec.gov. References to these websites do not constitute incorporation by reference of the information contained therein and should not be considered part of this document.

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
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, changes in international trade policies and other U.S. and global economic factors beyond our control. Our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, fuel and energy prices, pandemics and other public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances, which adversely affects our yields and profitability. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Additional changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:
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
•A pandemic or other public health epidemic poses the risk that we or our employees, customers, suppliers, manufacturers and other commercial partners may be prevented from conducting business activities for an indefinite period of time, including due to the spread of the disease or shutdowns requested or mandated by governmental authorities;
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

•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. To date, several governments, including the European Union (“EU”) have imposed tariffs on certain goods imported from the U.S. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock; and
•Governmental authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on trucks. If such measures or new anti-terrorism measures disrupt or impede our operations, we may fail to timely deliver products to our customers or incur increased expenses to do so. Such measures could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.
Risks related to Our Strategy and Operations
Our company-specific action plan to enhance network efficiencies and drive growth in our North American LTL business, and other management actions to improve our North American LTL business, may not be effective or timely, and may not improve our results of operations or cash flow from operations as planned.
We have undertaken a company-specific action plan to enhance network operating efficiencies and drive growth in our North American LTL business, including by, among other actions, growing yield by providing best-in-class customer service and enhancing business mix, expanding our tractor fleet, increasing production capacity of our trailer manufacturing facility, investing in the door count in our network of service center facilities, and driving cost efficiencies through, among other actions, insourcing linehaul from third-party transportation providers and improving productivity. The effectiveness and timeliness of these actions, which are and will be costly, and other management actions to improve our North American LTL business, may not result in the expected improvements in our results of operations or cash flow from operations in our North American LTL business.
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
While we intend for our acquisitions to enhance our competitiveness and profitability, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, an acquisition, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired assets or businesses, possible management distractions, or the inability of acquired assets or businesses to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated. We are unable to predict all of the risks that could arise as a result of our acquisitions.
In December 2023, we completed our acquisition of 28 service centers, including the assumption of certain leases, of Yellow Corporation (the “Yellow Service Centers”). The ultimate success of the acquisition of the Yellow Service Centers will depend on, among other things, the ability to integrate the Yellow Service Centers into our LTL network in a manner that supports our North American LTL business and facilitates growth opportunities. It is possible that the integration process could result in the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues and delays, potential environmental liabilities and higher than expected integration costs.
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
A sale or other divestiture of our European business will result in us being a smaller, less diversified company with a more concentrated area of focus and less geographical diversification, as North American LTL would be our only remaining business. Following a potential sale or other divestiture of our European business, our Company likely would become more vulnerable to changing market conditions in the U.S., which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale or other divestiture of our European business, and our ability to fund capital expenditures, investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that are sold or otherwise divested. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
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
There can be no assurance that a sale or other divestiture of our European business will occur, or the terms or timing of a potential transaction.
If we determine that our goodwill has become impaired, we may incur impairment charges, which would negatively impact our operating results.
At December 31, 2023, we had $1.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates - Evaluation of Goodwill” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have recently experienced changes in management and our future success will depend in part on our ability to manage these transitions successfully.
We have experienced recent changes in management, including our chief executive officer, chief financial officer, chief operating officer, and a number of our other executive and non-executive officers. Changes in management have the potential to disrupt our business, and any such disruption could adversely affect our operations, growth, financial condition and results of operations. Further, new members of management may have different perspectives on our operations and opportunities for our business, which may cause us to reduce or change the emphasis on the vision for our company.
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
We use both internally developed and purchased technologies in conducting our business. Whether internally developed or purchased, it is possible that users of these technologies could be claimed to infringe upon or violate the intellectual property rights of third parties. In the event that a claim is made against us by a third party for the infringement of intellectual property rights, a settlement or adverse judgment against us could result in increased costs to license the technology or a legal prohibition against our use of the technology. Thus, our failure to obtain, maintain or enforce our intellectual property rights could have a material adverse effect on our business, financial condition and results of operations.

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
The services we provide outside the U.S. are subject to risks resulting from changes in tariffs, trade restrictions, trade agreements, tax policies, difficulties in managing or overseeing foreign operations and external agents, different liability standards, issues related to compliance with data protection laws, competition laws, and intellectual property laws of countries that do not protect our rights relating to our intellectual property, including our proprietary information systems, to the same extent as do U.S. laws. The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region. In addition, as we expand our business in foreign countries, we will be exposed to increased risk of loss from foreign currency fluctuations and exchange controls.
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
Fuel expense constitutes one of the greatest costs to our LTL carrier operations, as well as to third-party linehaul and transportation providers. Accordingly, we may be adversely affected by the timing and degree of fuel price fluctuations. As is customary in our industry, most of our customer contracts include fuel surcharge programs or other cost-recovery mechanisms to mitigate the effect of any fuel price increases over base amounts established in the contract. However, these mechanisms may not fully capture an increase in fuel price. Furthermore, market pressures may limit our ability to assess fuel surcharges in the future. The extent to which we are able to recover increases in fuel costs may be impacted by the amount of empty or out-of-route truck miles or engine idling time.
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
Productivity of our fleet historically decreases during the winter season and extreme or unusual weather conditions, whether due to climate change or otherwise, can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.
Our business depends, in part, on predictable temperate weather patterns. Our productivity historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Certain seasonal weather conditions and isolated weather events can disrupt our operations and further impact productivity. We frequently incur costs related to snow and ice removal, towing and other maintenance activities during winter months. At least some of our operations are constantly at risk of extreme adverse weather conditions.

Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, can temporarily impact freight volumes and increase our costs.
Also, concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. In the U.S., various approaches are being proposed or adopted at the federal, state, and local government levels. These efforts could lead to additional costs on the Company now or in the future, including increased fuel and other capital or operational costs, compliance costs, or additional legal requirements on the Company. In addition to the potential for additional GHG regulation or incentives, enhanced corporate, public, and stakeholder awareness of climate change could affect the Company's reputation or customer demand such as customers requesting more fuel-efficient transportation or increased transparency to carbon emissions in their supply chains. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and have an effect on our business, operations, or financial condition.
Our reputation could be harmed if we fail to satisfy evolving stakeholder expectations regarding environmental, social and governance matters.
Companies across all industries are facing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. If we are unable to meet stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions, they may reconsider their investment in our company. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG expectations or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.
Risks related to Our Use of Technology
Our business will be seriously harmed if we fail to develop, implement, maintain, upgrade, enhance, protect and integrate our information technology systems, including those systems of any businesses that we acquire.
We rely heavily on our information technology systems in managing our business; they are a key component of our customer-facing services and internal growth strategy. In general, we expect our customers to continue to demand more sophisticated, fully integrated technology from their transportation providers. This process of continuous enhancement may lead to significant ongoing software development costs, which will continue to increase if we pursue new acquisitions of companies and their current systems. Technology and new market entrants may also disrupt the way we and our competitors operate. In addition, we may fail to accurately determine the needs of our customers or trends in the transportation industry. Any such failures could result in decreased demand for our services and a corresponding decrease in our revenues.
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

A significant breach of our information security systems, networks or processes could materially adversely affect our business.
We process and maintain certain information that is confidential, proprietary, personal, or otherwise sensitive, including financial and confidential business information. Our information technology systems, devices, storage and applications, as well as those maintained by our third-party providers, are susceptible to damage, disruptions and shutdowns due to computer viruses, cyberattacks, ransomware or malware attacks, phishing, denial of service attacks, malicious social engineering, attacks by foreign actors, and other attempts to gain unauthorized access. Our systems and the systems maintained by our third-party providers have been subject to attempts to gain unauthorized access, breaches, and other system disruptions, and these and similar incidents could happen again. These events could, from time to time, cause material service outages, allow inappropriate or block legitimate access to systems or information, or result in other material interruptions to our business, our customers and other stakeholders could be impacted, and our reputation could be harmed. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and the frequency and sophistication of cyber-attacks globally have increased over time. As a result, we may be unable to anticipate these attacks or techniques or to implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above or to adequately mitigate their effects. We also may not discover the occurrence of any of the events described above for a significant period of time after the event occurs. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries.
We depend on and interact with the information technology networks and systems of third parties for many aspects of our operations, including our customers and service providers such as cloud service providers and third-party delivery services. These third parties are subject to risks resulting from data breaches, cyberattacks, and other events or actions that could damage or disrupt their networks or systems, which could adversely affect our operations and have an impact on our business.
Any failure to identify and address such defects or errors or prevent a cyber-attack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, injury to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost, and the costs related to cybersecurity threats or disruptions may not be fully insured or indemnified by other means. While we have dedicated significant resources to security and privacy and to incident response capabilities, our response processes may not be adequate, may fail to accurately assess the severity of an incident, may not be sufficient to prevent or limit harm, or may fail to sufficiently remediate an incident in a timely fashion, any of which could harm our business, reputation, results of operations and financial condition.
A failure of our information technology infrastructure may materially adversely affect our business.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our order entry and fulfillment, communications, labor management, sales and marketing, financial, legal and compliance functions, engineering and product development tasks, research and development data, and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error, pose a direct threat to the stability and effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate has in the past adversely affected, and could in the future adversely affect our business, including through service delays, delayed communications, loss and delay of sales, transaction errors, billing and invoicing errors, processing inefficiencies and delayed receivables collection. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failure has been remedied. Further, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer and employee relationships, our reputation, and even violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the United States and abroad, particularly in the EU. Failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, reputation, results of operations and financial condition.
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
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business and/or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. We currently have investment grade credit ratings for our secured debt, however, we may not be able to maintain these ratings or obtain investment grade credit ratings for our unsecured debt or corporate ratings. Without investment grade credit ratings, we incur increased interest expense and borrowing costs and may have reduced access to financial markets to obtain additional debt financing or refinance our existing debt, potentially adversely affecting our financial condition and results of operations. If we cannot raise funds on acceptable terms, we may not be able to grow our business as planned or respond to competitive pressures.
We may be adversely affected by interest rate changes because of our floating rate credit facilities.
The Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”), and the senior secured term loan credit agreement, as amended (the “Term Loan Facility”), provide for an interest rate based on the Secured Overnight Offering Rate (“SOFR”) or a Base Rate, as defined in the agreements, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the ABL Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 1% increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
Risks related to Third-Party Relationships
We depend on third parties in the operation of our business.
Our European business heavily relies on subcontracting and we use a large number of temporary employees in these operations. As a result, we are exposed to various risks related to managing our subcontractors, such as the risk that they do not fulfill their assignments in a satisfactory manner or within the specified deadlines. Moreover, we cannot guarantee that temporary employees are as well-trained as our other employees. Specifically, we may be exposed to the risk that temporary employees may not perform their assignments in a satisfactory manner or may not comply with our safety rules in an appropriate manner, whether as a result of their lack of experience or otherwise. Such failures could compromise our ability to fulfill our commitments to our customers, comply with applicable regulations or otherwise meet our customers’ expectations. Such failures could also harm our reputation and ability to win new business and could lead to us being liable for contractual damages. Furthermore, in the event of a failure by our subcontractors or temporary employees to fulfill their assignments in a satisfactory manner, we could be required to perform unplanned work or additional services in line with the contracted service, without receiving any additional compensation. As a result, any failure to properly manage our subcontractors or temporary employees in Europe or elsewhere could have a material adverse impact on our revenues, earnings, financial position and outlook.
Increases in driver compensation and difficulties with attracting and retaining drivers could adversely affect our revenues and profitability.
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Our industry is currently experiencing and may, in the future, experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If the current industry-wide shortage of qualified drivers continues, our global LTL operations and our European truckload operation could experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demand. During periods of increased competition in the labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future to attract and retain a sufficient number of qualified drivers or face difficulty meeting customer demand, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
If we are unable to retain our key employees, our business, results of operations and financial position could be adversely affected.
Our success will continue to depend upon the experience and leadership of our key employees. In that regard, the loss of the services of any of our key personnel could have a material adverse effect on our financial condition, results of operations and liquidity if we are unable to secure replacement personnel who have sufficient experience in our industry and in the management of our business. The competition for these employees is intense and the labor market is tight. The loss of key personnel, the inability to attract, timely hire and retain key employees with critical technical skills, or unforeseen difficulties associated with the transition of key employees, could negatively impact our business.
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
Efforts by labor organizations to organize employees at certain locations in North America, if successful, may impact costs and efficiencies at those locations.
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at dozens of our LTL locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops.
The majority of our employees involved in these organizing efforts rejected union representation. As of December 31, 2023, our employees had voted against union representation in 19 of the 28 union elections held since 2014.
In May 2020, LTL technicians at our Gary Hammond, IN shop ratified a contract negotiated between XPO and the Machinists union. In November 2021, the Gary Hammond facility lease expired and XPO closed that shop and the contract was therefore rendered null and void. In July 2021, LTL drivers and dockworkers at our Miami, FL service center and drivers at our Trenton, NJ service center ratified contracts negotiated between XPO and the Teamsters. Less than a year later, in April 2022, the Teamsters disclaimed interest in the Trenton, NJ service center and no longer represent our employees in Trenton. In June 2023, Miami employees submitted a decertification petition and voted to remove the Teamsters union.
In 2019, a majority of employees at our LTL service centers in Laredo, TX and Aurora, IL, voted to decertify the Teamsters as the employees’ representative. In December 2020, a majority of employees at our LTL service center in Cinnaminson, NJ also voted to decertify the Teamsters as their bargaining representative. Since August 2021, the Teamsters disclaimed interest in five of our LTL locations, including Bakersfield, CA, Los Angeles, CA, Trenton, NJ, Albany, NY and most recently, King of Prussia, PA.
Since 2014, the Teamsters have withdrawn seven petitions seeking elections on behalf of LTL employees prior to the election being held, and the Machinists withdrew one petition for an LTL election on behalf of a small group of shop employees. Today, none of the Company’s employees in the U.S. are represented by a union or subject to a collective bargaining agreement.
In January 2022, LTL employees at our Trenton, NJ service center filed a deauthorization petition with the National Labor Relations Board seeking to withdraw the authority of the Teamsters to require union employees to pay union dues to retain their XPO jobs. The employees voted to remove the requirement that they pay dues and then, in April 2022, the Teamsters disclaimed interest in representing employees in Trenton, NJ.
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

We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. If union efforts are successful, these efforts may impact costs and efficiencies at the specific locations where representation is elected and have an adverse effect on our results of operations, cash flows and business.
Risks related to the Spin-Offs
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-offs of GXO or RXO and may be required to indemnify GXO or RXO for certain liabilities.
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
If the spin-offs of GXO and/or RXO, together with certain related transactions, do not qualify as transactions that are generally tax-free for U.S. federal income tax purposes, XPO and XPO stockholders could be subject to significant tax liabilities. In addition, if certain internal restructuring transactions were to fail to qualify as transactions that are generally tax-free for U.S. federal or non-U.S. income tax purposes, we could be subject to significant tax liabilities.
In connection with the spin-offs of GXO and RXO, we received opinions from outside counsel regarding the qualification of each spin-off, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinions of counsel were based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of XPO, GXO, and RXO, including those relating to the past and future conduct of each company. If any of these facts, assumptions, representations, statements or undertakings was, or becomes, inaccurate or incomplete, or if XPO, GXO, or RXO breaches any of its representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the related opinion of counsel, the opinion of counsel may be invalid, and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the opinion of counsel, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not assert that either spin-off and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, XPO and XPO stockholders could be subject to significant U.S. federal income tax liability.

Risks related to Litigation and Regulations
We are involved in multiple lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
The nature of our business exposes us to the potential for various types of claims and litigation, including matters related to commercial disputes, labor and employment, workers’ compensation, personal injury, cargo and other property damage, environmental liability, insurance coverage, securities and other matters, including with respect to claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire also increase our exposure to litigation. Material increases in the frequency or severity of vehicular accidents, liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under indemnity provisions with third-party transportation providers, could materially and adversely affect our operating results. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event that we or one of our third-party transportation providers is involved in an accident resulting in injury or contamination. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims could reduce our profitability. Under some agreements, we maintain the inventory of our customers, some of which may be significant in value. Our failure to properly handle and safeguard such inventory exposes us to potential claims and expenses.
An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us.
We use a combination of self-insurance programs and purchased insurance to provide for the costs of employee medical, vehicular collision and accident, cargo loss and damage, property damage, and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This inherent difficulty, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. Accordingly, our ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
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
We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project, and many jurisdictions have begun codifying those recommendations into law. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flows.
We are subject to governmental regulations, political conditions, and emissions-control regulations which could substantially increase operating expenses or negatively impact our business.
Our operations are regulated and licensed by various governmental agencies in the U.S. and in foreign countries where we operate. These regulatory agencies have authority and oversight of domestic and international transportation services and related activities, licensure, motor carrier operations, safety and security and other matters. We must comply with various insurance and surety bond requirements to act in the capacities for which we are licensed. Our subsidiaries and third-party transportation providers must also comply with applicable regulations and requirements of various agencies. Through our subsidiaries and operations, we hold various licenses required to carry out our domestic and international services. These licenses permit us to provide services as a motor carrier and property broker. In addition, we are subject to regulations and requirements promulgated by the DOT, EPA, FMCSA, DHS, CBP, Canada Border Services Agency and various other international, domestic, state and local agencies and port authorities.
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
In 2021, the EPA announced a series of regulations to be implemented to decrease emissions from new heavy-duty vehicles and, in 2022, finalized new stringent emission standards to reduce nitrogen oxides and establish new standards for greenhouse gas emissions from heavy-duty engines. In December 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks and also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California and regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales. While CARB’s Advanced Clean Truck regulation and proposed Advanced Clean Fleets regulation may permit companies to seek exemptions or relief, there are no assurances that relief from either regulation will be obtained. At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. If zero-emission vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in California. The transition to utilizing zero-emission vehicles could have a material adverse effect on our financial condition, results of operations, and cash flows or may require us to incur significant additional costs, any of which could negatively impact our business.
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
Failure to comply with trade compliance and anti-corruption laws and regulations applicable to our operations could expose us to potential fines, criminal sanctions, or reputational harm.
We are a global company subject to changing laws, policies, sanctions, and other regulatory requirements in the U.S., the U.K. and the E.U. relating to trade compliance and anti-corruption. Economic sanctions and other trade compliance restrictions in the U.S., the U.K., the E.U., and other countries may prohibit us from engaging in business activities with restricted entities or sanctioned countries. The U.S. and other export controls may restrict us from exporting specific products or arranging transportation or other services to or for the benefit of certain entities in specified countries. Global developments such as the ongoing conflict in Ukraine may result in new and evolving sanctions and trade restrictions. Non-compliance with trade compliance laws, policies, sanctions, and other regulatory requirements could result in reputational harm, operational delays, monetary fines and penalties, loss of revenues, increased costs, loss of export privileges, and criminal sanctions.
The U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act, Sapin II and other anti-corruption laws and regulations prohibit corrupt payments by our employees, vendors, or agents. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies and controls. Our failure to comply with anti-corruption laws and regulations could result in monetary fines and penalties, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and reputational harm.
INDUSTRY RISK
Risks related to Our Markets and Competition
We operate in a highly competitive industry and, if we are unable to adequately address factors that may adversely affect our revenue and costs, our business could suffer.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
XPO employs a robust system of information technology and information security controls and measures to assess, identify, and mange risks from cybersecurity threats which we consider to be critically important to maintaining our business and ensuring our business continuity. Our information security program is managed by a dedicated Chief Information Security Officer (“CISO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, threat detection, and incident response processes. Our CISO has a background in cybersecurity and risk management, including assessing, designing, building and operating security platforms. He has over 10 years of information technology and information security experience having successfully built and led security programs on areas relating to cybersecurity, risk management, identity and access, data protection, product and software security, cyber engineering, cyber defense, automation, and compliance initiatives. The CISO, who reports directly to our Chief Information Officer, provides periodic reports to our Board of Directors, as well as our Chief Executive Officer, Chief Information Officer, and other members of our senior management as appropriate. Our CISO meets regularly with his team as well as other key personnel to share information about potential cybersecurity events and monitor, prevent, and detect potential cybersecurity incidents and develop reports for our senior management. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, including the results of security breach simulations, and the emerging threat landscape. Our Board of Directors will be informed of all material cybersecurity incidents and our information security program includes procedures for calling a special session of the Board of Directors in the event of a high or critical-risk cybersecurity incident. The Board of Directors also discusses relevant incidents in the industry and the evolving threat landscape.
As part of our information security program, our CISO and his team integrate our information security measures into our overall risk management processes to identify, evaluate, and quantify risks based on available information and classify the severity of potential cybersecurity incidents. XPO employs technical measures to protect against cybersecurity attacks that align with functions identified in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The information security team continuously reviews our information security systems for unauthorized system access, cybersecurity incidents, and unusual traffic on our systems and meets regularly to identify, assess, and manage cybersecurity threats, including those posed by third-party service providers who provide services to our business. Our information security team also reviews relevant legislative and regulatory developments and conducts regular and tailored information security training for our global workforce, in various formats.
In the event of a cybersecurity incident, our incident response team, composed of members of our information security team as well as other key personnel, identifies, evaluates, and quantifies the relevant risks based on the available information and classifies the severity of the cybersecurity incident based on the level of risk to the Company. Our incident response measures include procedures to provide incident updates and developments to our senior management and the Board of Directors in the event of an ongoing cybersecurity incident. We also maintain an information security risk insurance policy. We conduct internal exercises to prepare our leadership and cross-functional teams to respond in the event of a cybersecurity incident and to help us test and consider revisions to our incident response procedures. We also actively engage with key consultants, auditors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security program. Our program is regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and the Board of Directors. To date, we have not experienced any cybersecurity threats or incidents which have materially affected or are reasonably likely to materially affect the Company.
While we have dedicated significant resources to identifying, assessing, and managing material risks from cybersecurity threats, our efforts may not be adequate, may fail to accurately assess the severity of an incident, may not be sufficient to prevent or limit harm, or may fail to sufficiently remediate an incident in a timely fashion, any of which could harm our business, reputation, results of operations and financial condition. For an additional discussion of certain risks associated with cybersecurity see Item 1A, “Risk Factors” above.

ITEM 2.    PROPERTIES
As of December 31, 2023, we had approximately 596 locations, primarily in North America and Europe. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North American LTL(2)	231	140	—	371
European Transportation	202	13	4	219
Corporate	6	—	—	6
Total	439	153	4	596
(1) Includes locations owned or leased by customers.
(2) Includes 26 owned facilities and 2 leased facilities acquired in December 2023 in connection with the Yellow Asset Acquisition.
We lease our current executive office located in Greenwich, Connecticut, as well as various office facilities in the U.S., France, the U.K. and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 18—Commitments and Contingencies to our Consolidated Financial Statements and as a Litigation matter in our Consolidated Statements of Income (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors” above.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
As of February 1, 2024, there were approximately 70 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative performance of the Dow Jones Transportation Average index, the S&P 400 MidCap index and the S&P Transportation Select Industry index. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2018 and that all dividends and other distributions, including the effect of spin-offs, were reinvested. The comparisons in the graph below are based on historical data and not indicative of, or intended to forecast, future performance of our common stock.

The graph in our 2022 Annual Report on Form 10-K included a comparison of our common stock with the Dow Jones Transportation Average index and the S&P 400 MidCap index. Going forward, our performance graphs will use the S&P Transportation Select Industry index rather than the Dow Jones Transportation Average index. We believe that the S&P Transportation Select Industry is a more appropriate index as our outstanding performance-based restricted stock units (“PRSUs”) generally measure our performance compared to this index, of which we are a component.

$450
$400
$350
$300
$250
$200
$150
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
XPO, Inc.
S&P 400 MidCap
Dow Jones Transportation Average
S&P Transportation Select Industry

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
XPO, Inc.	$100.00	$139.73	$208.98	$237.73	$162.15	$426.64
Dow Jones Transportation Average	$100.00	$120.83	$140.80	$187.56	$154.62	$186.46
S&P 400 MidCap	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15
S&P Transportation Select Industry	$100.00	$122.05	$136.78	$183.86	$132.35	$166.38
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operations.
In the first quarter of 2023, we made certain changes to our financial reporting to increase transparency and improve comparability. Specifically, we changed the expense captions within Operating income in the Condensed Consolidated Statements of Income to more clearly reflect the nature of the expenses. The change to natural expense classification had no impact on consolidated Revenues or Operating income. At the time of the change, we recast prior period amounts to conform to the current presentation.
Strategic Developments
2023 was the first full year that XPO operated solely as an asset-based LTL service provider in North America, following the completion of three key parts of our strategic plan, as previously announced: the spin-offs of RXO, Inc. (“RXO”) and GXO Logistics, Inc. (“GXO”) in November 2022 and August 2021, respectively; and the sale of our North American intermodal operation in March 2022.
On December 20, 2023, we acquired 28 LTL service centers in the U.S. previously operated by Yellow Corporation. Under the transaction, we purchased 26 of the service centers and assumed existing leases for the other two locations. This is a strategic acquisition of assets that aligns with our commitment to invest in expanding our LTL network capacity.
Our Board of Directors has previously authorized the divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
The historical results of operations and financial positions of RXO, GXO and our intermodal operation are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. We completed the sale of our intermodal operation for cash proceeds of approximately $705 million, net of cash disposed. The pre-tax gain on the sale was $430 million, net of transaction costs and working capital adjustments, and was included in Income from discontinued operations, net of taxes, for the year ended December 31, 2022.
Impacts of Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The overall freight environment continues to be recessionary, in large part due to underlying trends in supply and demand. In addition, equipment and labor shortages, particularly a shortage of truck drivers and dockworkers, continue to present challenges to many transportation-related industries. Despite this, we see growth potential ahead in all of our major markets. We expect to continue to expand our business by investing in capacity for the long-term, gaining profitable market share and aligning price with the value we provide to customers.
Pandemic-related disruptions in supply chains for industrial materials and supplies, such as semiconductor chips, have largely abated, but new supply constraints are on the horizon as shippers increasingly avoid utilizing routes through areas with regional conflicts. We cannot predict how long these dynamics will last, or whether future challenges, if any, will adversely affect our results of operations.
Other examples of macroeconomic factors that can affect our results are a rise in interest rates, which increased our cost of capital in 2023, and economic inflation, which, while lessening in the U.S., may still have a negative impact on certain of our operating costs, such as salaries, wages and employee benefits, fuel and purchased transportation.

We mitigate these impacts with mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases.
Regarding the war between Russia and Ukraine and the unrest in the Middle East, we have no direct exposure to those geographies. We cannot predict how global supply chain activities or the economy at large may be impacted by prolonged disruptions in these regions, or sanctions imposed, or whether future conflicts, if any, may adversely affect our results of operations.
Consolidated Summary Financial Results

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Revenue	$7,744	$7,718	$7,202
Salaries, wages and employee benefits	3,159	2,945	2,866	40.8%	38.2%	39.8%
Purchased transportation	1,760	1,964	1,934	22.7%	25.4%	26.9%
Fuel, operating expenses and supplies	1,623	1,687	1,492	21.0%	21.9%	20.7%
Operating taxes and licenses	60	58	56	0.8%	0.8%	0.8%
Insurance and claims	167	183	174	2.2%	2.4%	2.4%
Gains on sales of property and equipment	(5)	(60)	(72)	(0.1)%	(0.8)%	(1.0)%
Depreciation and amortization expense	432	392	385	5.6%	5.1%	5.3%
Goodwill impairment	—	64	—	—%	0.8%	—%
Litigation matter	8	—	—	0.1%	—%	—%
Transaction and integration costs	58	58	36	0.7%	0.8%	0.5%
Restructuring costs	44	50	19	0.6%	0.6%	0.3%
Operating income	438	377	312	5.7%	4.9%	4.3%
Other income	(15)	(55)	(60)	(0.2)%	(0.7)%	(0.8)%
Debt extinguishment loss	25	39	54	0.3%	0.5%	0.7%
Interest expense	168	135	211	2.2%	1.7%	2.9%
Income from continuing operations before income tax provision	260	258	107	3.4%	3.3%	1.5%
Income tax provision	68	74	11	0.9%	1.0%	0.2%
Income from continuing operations	192	184	96	2.5%	2.4%	1.3%
Income (loss) from discontinued operations, net of taxes	(3)	482	245	—%	6.2%	3.4%
Net income	$189	$666	$341	2.4%	8.6%	4.7%

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Our consolidated revenue for 2023 increased by 0.3% to $7.7 billion, compared with 2022. The increase reflects the dynamics in the North American LTL industry described in the segment results below, partially offset by a decline in fuel surcharge revenue. Foreign currency movement increased revenue by approximately 0.8 percentage points in 2023.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits in 2023 was $3.2 billion, or 40.8% of revenue, compared with $2.9 billion, or 38.2% of revenue, in 2022. The year-over-year increase as a percentage of revenue primarily reflects the impact of inflation on our cost base, the insourcing of a greater proportion of linehaul from third-party transportation providers, and higher incentive compensation related to our operating performance.

Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation in 2023 was $1.8 billion, or 22.7% of revenue, compared with $2.0 billion, or 25.4% of revenue, in 2022. The year-over-year decrease as a percentage of revenue primarily reflects lower rates paid to third-party providers for purchased transportation miles and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies was $1.6 billion in 2023, or 21.0% of revenue, compared with $1.7 billion, or 21.9% of revenue, in 2022. The year-over-year decrease primarily reflects lower fuel costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses in 2023 was $60 million, compared with $58 million in 2022.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims in 2023 was $167 million, compared with $183 million in 2022. The year-over-year decrease reflects lower expense due to improved operating performance related to damaged shipments.
Gains on sales of property and equipment in 2023 was $5 million, compared with $60 million in 2022. The year-over-year decrease reflects $55 million in gains on real estate transactions in our North American LTL segment in 2022 and no comparable gains in 2023.
Depreciation and amortization expense in 2023 was $432 million, compared with $392 million in 2022. The year-over-year increase reflects the impact of capital investments, in particular tractors and trailers.
There was no goodwill impairment loss in 2023, compared with a $64 million impairment loss in 2022, which related to our European Transportation reporting units. For more information, see critical accounting policies and estimates below.
Litigation matter was $8 million in 2023, with no comparable expense in 2022. See Note 18—Commitments and Contingencies to our Consolidated Financial Statements for further information.
Transaction and integration costs in 2023 and 2022 were $58 million. Transaction and integration costs for 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for 2022 are primarily comprised of stock-based compensation and third-party professional fees related to strategic initiatives. We expect stock-based compensation costs related to our previously announced strategic initiatives to conclude in 2024.
Restructuring costs in 2023 were $44 million, compared with $50 million in 2022. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and divestment activities. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements.
Other income primarily consists of pension income. Other income for 2023 was $15 million, compared with $55 million in 2022. The year-over-year decrease reflects lower net periodic pension income in 2023 primarily due to a rise in interest rates and a lower expected return on plan assets.
Debt extinguishment loss was $25 million in 2023, compared with $39 million in 2022. The debt extinguishment loss in 2023 related primarily to the refinancing of our Term Loan Facility in the second quarter of 2023, and to a much lesser extent, the redemption of our outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”) in the fourth quarter of 2023. In 2022, the debt extinguishment loss related to the redemption of a portion of our outstanding Senior Notes due 2025.
Interest expense for 2023 increased 24.4% to $168 million, from $135 million in 2022. The increase in interest expense is primarily due to higher prevailing interest rates, partially offset by the impact of the retirement of $1.1 billion of our Senior Notes due 2025 in 2022 as well as higher interest income. We anticipate interest expense to be between $240 million and $260 million in 2024.
Our consolidated income from continuing operations before income taxes in 2023 was $260 million, compared with $258 million in 2022. The increase was primarily driven by higher operating income and lower debt extinguishment loss, partially offset by lower pension income and higher interest expense. With respect to our U.S. operations, income from continuing operations before income taxes was income of $286 million in 2023, compared with income of $303 million in 2022. The decrease was primarily due to higher salaries, wages and employee benefits, lower gains on real estate transactions, higher depreciation and amortization, lower pension income and higher interest expense, partially offset by higher revenue, lower purchased transportation and lower fuel costs. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $26 million in 2023, compared with a loss of $45 million in 2022. The decrease in the loss is primarily due to the goodwill impairment charge of $64 million in 2022, and the absence of any such impairment in 2023, and lower purchased transportation and fuel costs in 2023, partially offset by higher salaries, wages and employee benefits and higher lease and facility costs in 2023.
Our effective income tax rates were 26.0% and 28.6% in 2023 and 2022, respectively. The decrease in our effective income tax rate for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily driven by the non-deductible goodwill impairment charge in 2022 and the absence of any such impairment in 2023. For the year ended December 31, 2023, our effective tax rate was impacted by $15 million from non-deductible compensation partially offset by $9 million of discrete tax benefits, the largest of which was a $4 million benefit from changes in reserves for uncertain tax positions. For the year ended December 31, 2022, our effective tax rate was impacted by the non-deductible goodwill impairment charge and $10 million from non-deductible compensation.
Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Our consolidated revenue for 2022 increased by 7.2% to $7.7 billion, from $7.2 billion in 2021. The increase primarily reflects growth in our LTL segment. Foreign currency movement decreased revenue by approximately 5.3 percentage points in 2022.
Salaries, wages and employee benefits in 2022 was $2.95 billion, or 38.2% of revenue, compared with $2.87 billion, or 39.8% of revenue in 2021. The year-over-year decrease as a percentage of revenue reflects leveraging compensation-related costs across a larger revenue base in 2022.
Purchased transportation in 2022 was $2.0 billion, or 25.4% of revenue, compared with $1.9 billion, or 26.9% of revenue, in 2021. The year-over-year decrease as a percentage of revenue is primarily due to a larger revenue base in 2022, partially offset by a small increase in costs due to higher rates paid to third-party providers for purchased transportation, including higher fuel surcharges.
Fuel, operating expenses and supplies in 2022 was $1.7 billion, or 21.9% of revenue, compared with $1.5 billion, or 20.7% of revenue, in 2021. The year-over-year increase as a percentage of revenue was primarily driven by higher fuel costs.
Operating taxes and licenses in 2022 was $58 million, compared with $56 million in 2021.
Insurance and claims in 2022 was $183 million, compared with $174 million in 2021. The year-over-year increase was primarily driven by an increase in large loss vehicular claims in 2022.
Gains on sales of property and equipment in 2022 was $60 million, compared with $72 million in 2021.
Depreciation and amortization expense in 2022 was $392 million, compared with $385 million in 2021.
Goodwill impairment was $64 million in 2022 and related to our European Transportation reporting units, compared to no goodwill impairment loss in 2021. For more information, see critical accounting policies and estimates below.
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
Debt extinguishment loss was $39 million in 2022, compared with $54 million in 2021. In 2022, we repurchased a portion of our outstanding Senior Notes due 2025 and wrote-off related debt issuance costs and incurred a pre-payment penalty. In 2021, we redeemed our outstanding senior notes due 2022, 2023 and 2024 and wrote-off related debt issuance costs, incurred a pre-payment penalty on the redemption of the 2024 senior notes and incurred costs related to the amendment of our term loan credit agreement.
Interest expense for 2022 decreased 36.0% to $135 million, from $211 million in 2021. The decrease in interest expense reflected lower average debt balances.
Our consolidated income from continuing operations before income taxes in 2022 was $258 million, compared with $107 million in 2021. The increase was primarily driven by higher operating income and lower interest expense and debt extinguishment loss. With respect to our U.S. operations, income from continuing operations before income taxes was $303 million in 2022, compared with income of $108 million in 2021. The increase was primarily due to higher revenue, partially offset by higher fuel, third-party transportation and personnel costs. Additionally impacting the increase in 2022 were lower interest expense and debt extinguishment loss. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $45 million in 2022, compared with a loss of $1 million in 2021. The increase in the loss was primarily due to higher fuel costs and the goodwill impairment charge of $64 million in 2022, partially offset by lower personnel costs.
Our effective income tax rates were 28.6% and 10.4% in 2022 and 2021, respectively. The increase in our effective income tax rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by increased pre-tax book income, which decreased the impact of discrete tax benefits. For the year ended December 31, 2022, our effective tax rate was impacted by the non-deductible goodwill impairment charge and $10 million from non-deductible compensation.
For the year ended December 31, 2021, our effective tax rate was impacted by discrete tax benefits of $45 million related to a tax planning initiative that resulted in the recognition of a long-term capital loss, partially offset by discrete tax expenses of $39 million related to foreign valuation allowances, of which $34 million of the valuation allowances were transferred to GXO. Additionally, impacting the year ended December 31, 2021, were $8 million from non-deductible compensation and discrete tax benefits of $4 million related to stock-based compensation.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, goodwill impairment charges, litigation matters, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA reflects an allocation of corporate costs. See Note 4—Segment Reporting and Geographic Information for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.

North American Less-Than-Truckload Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Revenue	$4,671	$4,645	$4,125
Adjusted EBITDA	864	932	826	18.5%	20.1%	20.0%
Depreciation and amortization expense	291	239	227	6.2%	5.1%	5.5%
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Revenue in our North American LTL segment increased 0.6% to $4.7 billion in 2023, compared with $4.6 billion in 2022. Revenue included fuel surcharge revenue of $857 million and $1.0 billion, respectively, for the years ended December 31, 2023 and 2022. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices.
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

	Years Ended December 31,
	2023	2022	Change %
Pounds per day (thousands)	70,196	70,163	—%
Shipments per day	51,322	49,257	4.2%
Average weight per shipment (in pounds)	1,368	1,424	(3.9)%
Gross revenue per hundredweight, excluding fuel surcharges	$22.21	$21.18	4.9%
The year-over-year increase in revenue for 2023, excluding fuel surcharge revenue, reflects higher gross revenue per hundredweight, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives. Volume was flat year-over year, with higher shipments per day in 2023 offset by lower average weight per shipment. A soft industry environment for freight transportation contributed to lower volumes in the first half of the year, which was offset by higher volumes as the year continued. Despite unfavorable industry conditions, our volumes increased in the second half of the year due to higher shipments per day resulting from improvements in service quality and investments in capacity, as well as the impact of a competitor ceasing operations during the third quarter of 2023.
In the month of January 2024, weight per day decreased 1.1%, as compared with January 2023, attributable to a year-over-year decrease of 2.5% in weight per shipment and an increase of 1.4% in shipments per day.
Adjusted EBITDA was $864 million, or 18.5% of revenue, in 2023, compared with $932 million, or 20.1% of revenue, in 2022. Adjusted EBITDA included gains from real estate transactions of $55 million for the year ended December 31, 2022 with no comparable gains in 2023. Excluding these gains, the small decrease in Adjusted EBITDA reflected lower fuel surcharge revenue, higher salaries, wages and employee benefits, and, to a lesser extent, lower pension income. These items were partially offset by higher revenue, excluding fuel surcharge revenue, driven by the pricing and volume dynamics explained above, lower purchased transportation, lower fuel costs, and lower damage claims.
Depreciation and amortization expense increased in 2023 compared with 2022 due to the impact of capital investments, in particular tractors and trailers.

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Revenue in our North American LTL segment increased 12.6% to $4.6 billion in 2022, compared with $4.1 billion in 2021. Revenue included fuel surcharge revenue of $1.0 billion and $632 million, respectively, for the years ended December 31, 2022 and 2021.
The following table summarizes our key revenue metrics:

	Years Ended December 31,
	2022	2021	Change %
Pounds per day (thousands)	70,163	71,739	(2.2)%
Shipments per day	49,257	50,392	(2.3)%
Average weight per shipment (in pounds)	1,424	1,424	—%
Gross revenue per hundredweight, excluding fuel surcharges	$21.18	$19.80	7.0%
The year-over-year increase in revenue for 2022 reflects an increase in gross revenue per hundredweight. The decrease in weight per day for 2022 reflects lower shipments per day.
Adjusted EBITDA was $932 million, or 20.1% of revenue, in 2022, compared with $826 million, or 20.0% of revenue, in 2021. Adjusted EBITDA included gains from real estate transactions of $55 million and $62 million for the years ended December 31, 2022 and 2021, respectively. Additionally, Adjusted EBITDA in 2022 reflected higher revenue, partially offset by increased compensation and fuel costs, as well as higher purchased transportation costs, in part due to inflation.
Depreciation and amortization expense increased in 2022 compared with 2021 due to the impact of prior capital investments, in particular tractors and trailers.
European Transportation Segment

	Years Ended December 31,			Percent of Revenue
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Revenue	$3,073	$3,073	$3,077
Adjusted EBITDA	163	169	165	5.3%	5.5%	5.4%
Depreciation and amortization expense	136	128	140	4.4%	4.2%	4.5%
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Revenue in our European Transportation segment remained consistent at $3.1 billion in 2023 and 2022. Foreign currency movement increased revenue by approximately 2.0 percentage points in 2023. The decrease in revenue compared to 2022, after taking into effect the impact of foreign currency movement, primarily reflects lower volumes in a soft industry environment for freight transportation.
Adjusted EBITDA was $163 million, or 5.3% of revenue in 2023, compared with $169 million, or 5.5% of revenue, in 2022. The decrease in Adjusted EBITDA was primarily driven by the decrease in revenue after taking into effect the impact of foreign currency movement, described above, higher salaries, wages and employee benefits, and higher lease and facility costs. These items were partially offset by lower purchased transportation and fuel costs.
Depreciation and amortization expense increased in 2023 compared with 2022 primarily due to the impact of capital investments as well as foreign currency movements.

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
Liquidity and Capital Resources
Our cash and cash equivalents balance was $412 million as of December 31, 2023, compared to $460 million as of December 31, 2022. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of December 31, 2023, we have $508 million available to draw under our ABL Facility, based on a borrowing base of $508 million and outstanding letters of credit of less than $1 million. Additionally, under a credit agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $139 million in aggregate face amount of letters of credit as of December 31, 2023.
In connection with the spin-off of RXO, effective November 4, 2022, the commitments under the ABL Facility were reduced from $1.0 billion to $600 million. There were no other significant changes made to the terms of the facility at that time. In February 2023, we amended the facility to, among other things: (i) extend the maturity date to April 30, 2026 (subject, in certain circumstances, to a springing maturity if more than $250 million of our existing term loan debt or certain refinancings thereof remain outstanding 91 days prior to their respective maturity dates); (ii) replace LIBOR-based benchmark rates applicable to loans outstanding with SOFR-based rates; (iii) reduce the sublimit for issuance of letters of credit to $200 million; (iv) reduce the sublimit for borrowings in Canadian Dollars to $50 million; (v) exclude real property from the collateral securing the obligations and (vi) make certain other changes to the covenants and other provisions therein. The aggregate commitment of all lenders under the amended ABL Facility remains equal to $600 million.
As of December 31, 2023, we had approximately $920 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $221 million as of December 31, 2023). As of December 31, 2023, €1 million (approximately $1 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Securitization programs
Receivables sold in period	$1,815	$1,744	$1,726
Cash consideration	1,815	1,744	1,726

Factoring programs
Receivables sold in period	103	111	64
Cash consideration	103	111	64
Bridge Facility
On December 4, 2023, in connection with the Yellow Asset Acquisition, we entered into a senior secured bridge term loan credit agreement (the “Bridge Credit Agreement”). Under this agreement, we were able to borrow up to an aggregate amount of $870 million (the “Bridge Facility”). Concurrently with the issuance of the Incremental Term Loans and the Senior Notes due 2032, described below, on December 13, 2023, we terminated the commitments under this agreement. The Bridge Facility remained unfunded at the termination date.
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
In the same period, we used net proceeds from the New Term Loan Facility, the Senior Secured Notes due 2028 and the Senior Notes due 2031, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility, which was scheduled to mature in 2025, and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in 2023 due to this repayment.
In December 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are a new tranche of loans under the Term Loan Credit Agreement, having substantially similar terms as the New Term Loan Facility, except with respect to maturity date, issue price, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The Incremental Term Loans were issued at par and will mature on February 1, 2031.
Both the New Term Loan Facility and Incremental Term Loans bear interest at a rate per annum equal to, at our option, either (a) a Term SOFR rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate for both tranches was 7.36% as of December 31, 2023.
Senior Notes
In December 2023, we completed the private placement of $585 million aggregate principal amount of senior notes due 2032 (the “Senior Notes due 2032”), which mature on February 1, 2032 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears, commencing August 1, 2024. These notes were issued at par.

In the same period, we used net proceeds from the Incremental Term Loans and the Senior Notes due 2032, together with cash on hand, to finance the Yellow Asset Acquisition, to repay in full the $112 million aggregate principal amount outstanding of our Senior Notes due 2025, and to pay related fees, expenses and accrued interest. The redemption price for the Senior Notes due 2025 was 101.563% of the principal amount plus accrued and unpaid interest. We recorded a debt extinguishment loss of $2 million due to this redemption.
In May 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031”). The Senior Secured Notes due 2028 mature on June 1, 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature on June 1, 2031 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears and commenced December 1, 2023. These notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
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
In 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”), 6.75% senior notes due 2024 (“Senior Notes due 2024”) and 6.50% senior notes due 2022 (“Senior Notes due 2022”). The redemption price for the Senior Notes due 2023 and Senior Notes due 2022 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principal amount, plus accrued and unpaid interest. We paid for the redemptions using available cash, net proceeds from a debt issuance and equity offering and cash received from GXO of approximately $794 million. We recorded debt extinguishment losses of $51 million related to these redemptions.
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
Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) and Warrants
In order to simplify our equity capital structure, in 2021, the remaining 1,015 preferred shares outstanding were exchanged for 0.1 million shares of common stock and the remaining 9.8 million warrants outstanding were exchanged for 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange, there are no shares of Preferred Stock or warrants outstanding.

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
There were no share repurchases in 2023, 2022 or 2021. Our remaining share repurchase authorization as of December 31, 2023 is $503 million.
Loan Covenants and Compliance
As of December 31, 2023, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
LIBOR
In 2023, as described above, we amended the terms of our ABL Facility and Existing Term Loan Facility, including transitioning the interest rate from the London Interbank Offered Rate (“LIBOR”) to other base rates. We have no other contracts or hedging relationships that reference LIBOR.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities from continuing operations, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities from continuing operations	$694	$824	$490
Net cash used in investing activities from continuing operations	(1,502)	(404)	(141)
Net cash provided by (used in) financing activities from continuing operations	761	(861)	(1,933)
During 2023, we: (i) generated cash from operating activities from continuing operations of $694 million and (ii) received net proceeds of $3.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $1.5 billion; (ii) repay our Existing Term Loan Facility for $2.0 billion and (iii) redeem our Senior Notes due 2025 for $114 million.
During 2022, we: (i) generated cash from operating activities from continuing operations of $824 million; (ii) generated proceeds from sales of property and equipment of $88 million; and (iii) received a distribution from RXO of $312 million. We used cash during this period primarily to: (i) purchase property and equipment of $521 million; (ii) redeem a portion of our Senior Notes due 2025 for $1.1 billion and (iii) make payments on debt and finance leases of $61 million.
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
Cash flows from operating activities from continuing operations for 2023 decreased by $130 million compared with 2022. The decrease in 2023 compared with 2022 reflects: (i) the impact of operating assets and liabilities utilizing $99 million of cash in 2023, compared with generating $1 million of cash in 2022; (ii) a $64 million non-cash goodwill impairment charge recognized in 2022, that was added back to income from continuing operations in the determination of 2022 operating cash flows; (iii) lower non-cash deferred tax expense of $49 million in 2023, that is also added back in the determination of operating cash flows and (iv) higher cash paid for interest of $40 million in 2023. These items were partially offset by: (i) lower gains on sales of property and equipment of $55 million in 2023 and (ii) higher non-cash depreciation, amortization and net lease activity of $40 million in 2023, that are both also added back in the determination of operating cash flows, and (iii) lower cash paid for taxes of $53 million in 2023.
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
As of December 31, 2023, we had $874 million of operating lease and related interest payment obligations, of which $152 million is due within the next twelve months. Additionally, we had operating leases that have not yet commenced with future undiscounted lease payments of $72 million. These operating leases will commence at various times beginning in 2024 through 2025 with initial lease terms of 4.5 years to 15 years. For further information on our operating leases and their maturities, see Note 8—Leases to our Consolidated Financial Statements.
Investing activities from continuing operations used $1,502 million of cash in 2023 compared with $404 million used in 2022 and $141 million used in 2021. During 2023, we used $1,533 million of cash to purchase property and equipment, including $878 million related to the Yellow Asset Acquisition, and received $29 million from sales of property and equipment. During 2022, we used $521 million of cash to purchase property and equipment and received $88 million of cash from sales of property and equipment and $29 million from the settlement of cross currency swaps. During 2021, we used $269 million of cash to purchase property and equipment and received $131 million of cash from sales of property and equipment. We anticipate gross capital expenditures to be between $700 million and $800 million in 2024, funded by cash on hand and available liquidity.
Financing activities from continuing operations generated $761 million of cash in 2023 compared with $861 million of cash used in 2022 and $1.9 billion of cash used in 2021. The primary source of cash from financing activities during 2023 was $3.0 billion of net proceeds from the issuance of debt. The primary uses of cash from financing activities during 2023 were $2.1 billion used to repay our Existing Term Loan Facility and redeem the Senior Notes due 2025 and $71 million used to repay other borrowings. The primary uses of cash from financing activities during 2022 were $1.1 billion used to redeem a portion of the Senior Notes due 2025 and $61 million used to repay other borrowings. The primary source of cash from financing activities from continuing operations during 2022 was $312 million of net proceeds from a distribution from RXO, which included net proceeds from RXO’s debt offerings. The primary uses of cash from financing activities from continuing operations during 2021 were $2.8 billion used to redeem the senior notes due 2022, 2023 and 2024 and $200 million used to repay borrowings under our ABL Facility. The primary sources of cash from financing activities from continuing operations during 2021 were $794 million of proceeds from a distribution from GXO and $384 million of net proceeds from the issuance of common stock. In 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO.
As of December 31, 2023, we had $3.3 billion total outstanding principal amount of debt, excluding finance leases. We have no significant debt maturities until 2028. Interest on our ABL and Term Loan facilities is variable, while interest on our senior notes is at fixed rates. Future interest payments associated with our debt total $1.4 billion at December 31, 2023, with $213 million payable within 12 months, and are estimated based on the principal amount of debt and applicable interest rates as of December 31, 2023. Additionally, as of December 31, 2023, we have $290 million of finance lease and related interest payment obligations, of which $71 million is due within the next twelve months. For further information on our debt facilities and maturities, see Note 12—Debt to our Consolidated Financial Statements. For further information on our finance lease maturities, see Note 8—Leases to our Consolidated Financial Statements.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our plans of $18 million in 2023, $60 million in 2022 and $61 million in 2021. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	Qualified Plans		Non-Qualified Plans
	2023	2022	2023	2022
Discount rate - net periodic benefit costs	5.36%	2.43%	5.26% - 5.33%	1.70% - 2.23%
Discount rate - benefit obligations	5.15%	5.42%	4.98% - 5.12%	5.29% - 5.42%
An increase or decrease of 25 basis points in the discount rate would decrease or increase our 2023 pre-tax pension income by approximately $1 million.
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
For the year ended December 31, 2023, our expected return on plan assets was $92 million, compared to the actual return on plan assets of $124 million. The actual annualized return on plan assets for 2023 was approximately 10%, which was above the expected return on asset assumption for the year due to positive returns in the long duration fixed income market environment, which represented 90% of the portfolio, along with positive performance from the domestic and international equity markets. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2023 pre-tax pension income by approximately $4 million.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $174 million as of December 31, 2023. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2024 of approximately $25 million.
Funding
In determining the amount and timing of pension contributions, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We contributed $5 million in both 2023 and 2022 to the non-qualified plans and we estimate that we will contribute $5 million in 2024.
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
Evaluation of Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually as of August 31, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets and liabilities to reporting units, the assignment of goodwill to reporting units, and a determination of the fair value of each reporting unit.
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
For our 2023 annual goodwill assessment, we performed a step-zero qualitative analysis for our five reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
Similarly, for our 2022 annual goodwill assessment performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at that time and reached the same conclusion. However, in the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, while our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter of 2022, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million related to two of these new reporting units.
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
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facility. As of December 31, 2023, we had an aggregate principal amount outstanding of $1.1 billion on our Term Loan Facility. The interest rate fluctuates based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $1.1 billion, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $11 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
ABL Facility. The interest rates on our ABL Facility fluctuate based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our ABL Facility was fully drawn throughout 2023, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $6 million.
Fixed Rate Debt. As of December 31, 2023, we had $2.2 billion of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2023 would increase the fair value of our fixed-rate indebtedness by approximately 4%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.
We also have exposure to changes in interest rates as a result of our cash balances, which totaled $412 million as of December 31, 2023 and generally earn interest income that approximates the federal funds rate. Assuming an annual average cash balance of $412 million, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $4 million.
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
As of December 31, 2023, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in an increase in net assets of $7 million. As of December 31, 2023, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $34 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2023, diesel prices fluctuated by as much as 19% in France, 21% in the United Kingdom, and 23% in the United States. We include fuel surcharge programs or other cost-recovery mechanisms in many of our customer contracts to mitigate the effect of any fuel price increases over base amounts established in the contract. For our North American LTL business, pricing agreements with customers include a fuel surcharge that is typically indexed to fuel prices published weekly by the U.S. Department of Energy. The extent to which we are able to recover increases in fuel costs may also be impacted by the amount of empty or out-of-route truck miles or engine idling time. See the applicable discussion under Item 1A, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of liability, vehicular, and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2023.
We identified the assessment of the estimated liabilities for self-insured claims as a critical audit matter. The evaluation of the uncertainty in the amounts that will ultimately be paid to settle these claims required subjective auditor judgment. Assumptions that may affect the estimated liability of claims include the consideration of historical cost experience, severity factors, and judgments about current and expected levels of cost per claims that have uncertainty related to future occurrences or events and conditions. Additionally, the Company’s liabilities for self-insured claims included estimates for expenses of claims that have been incurred but have not been reported, and specialized skills were needed to evaluate the actuarial methods and assumptions used to make these estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process. This included controls over the assumptions used in estimating the liabilities for self-insured claims. In addition, for a sample of claims, we compared the Company’s estimates of liabilities for individual self-insured claims to current available information, which included legal claims, incident and case reports, current and historical cost experience, or other evidence. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
•comparing the Company’s actuarial reserving methodologies with accepted actuarial methods and procedures
•evaluating assumptions used in determining the liability, including expected level of cost per claim in relation to recent historical loss payment trends and demographic and severity factors
•developing an independent expected range of liabilities, including liabilities for claims that have been incurred but have not been recorded, based on actuarial methodologies
•comparing the Company’s recorded liability to the independently developed liability range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
Stamford, Connecticut

February 8, 2024

XPO, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$412	$460
Accounts receivable, net of allowances of $45 and $43, respectively	973	954
Other current assets	208	199
Current assets of discontinued operations	—	17
Total current assets	1,593	1,630
Long-term assets
Property and equipment, net of $1,853 and $1,679 in accumulated depreciation, respectively	3,075	1,832
Operating lease assets	708	719
Goodwill	1,498	1,472
Identifiable intangible assets, net of $452 and $392 in accumulated amortization, respectively	422	407
Other long-term assets	196	209
Total long-term assets	5,899	4,639
Total assets	$7,492	$6,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$532	$521
Accrued expenses	775	774
Short-term borrowings and current maturities of long-term debt	69	59
Short-term operating lease liabilities	121	107
Other current liabilities	93	30
Current liabilities of discontinued operations	—	16
Total current liabilities	1,590	1,507
Long-term liabilities
Long-term debt	3,335	2,473
Deferred tax liability	337	319
Employee benefit obligations	91	93
Long-term operating lease liabilities	588	606
Other long-term liabilities	285	259
Total long-term liabilities	4,636	3,750
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 and 115 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,298	1,238
Retained earnings (accumulated deficit)	185	(4)
Accumulated other comprehensive loss	(217)	(222)
Total equity	1,266	1,012
Total liabilities and equity	$7,492	$6,269
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenue	$7,744	$7,718	$7,202
Salaries, wages and employee benefits	3,159	2,945	2,866
Purchased transportation	1,760	1,964	1,934
Fuel, operating expenses and supplies	1,623	1,687	1,492
Operating taxes and licenses	60	58	56
Insurance and claims	167	183	174
Gains on sales of property and equipment	(5)	(60)	(72)
Depreciation and amortization expense	432	392	385
Goodwill impairment	—	64	—
Litigation matter	8	—	—
Transaction and integration costs	58	58	36
Restructuring costs	44	50	19
Operating income	438	377	312
Other income	(15)	(55)	(60)
Debt extinguishment loss	25	39	54
Interest expense	168	135	211
Income from continuing operations before income tax provision	260	258	107
Income tax provision	68	74	11
Income from continuing operations	192	184	96
Income (loss) from discontinued operations, net of taxes	(3)	482	245
Net income	189	666	341
Net income from discontinued operations attributable to noncontrolling interests	—	—	(5)
Net income attributable to XPO	$189	$666	$336

Net income (loss) attributable to common shareholders
Continuing operations	$192	$184	$96
Discontinued operations	(3)	482	240
Net income attributable to common shareholders	$189	$666	$336

Earnings (loss) per share data
Basic earnings per share from continuing operations	$1.66	$1.60	$0.85
Basic earnings (loss) per share from discontinued operations	(0.02)	4.19	2.14
Basic earnings per share attributable to common shareholders	$1.64	$5.79	$2.99
Diluted earnings per share from continuing operations	$1.62	$1.59	$0.83
Diluted earnings (loss) per share from discontinued operations	(0.02)	4.17	2.10
Diluted earnings per share attributable to common shareholders	$1.60	$5.76	$2.93

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	115	112
Diluted weighted-average common shares outstanding	118	116	114
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2023	2022	2021
Net income	$189	$666	$341

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $12, $(15) and $—	$28	$(69)	$(85)
Unrealized loss on financial assets/liabilities designated as hedging instruments, net of tax effect of $1, $(1) and $1	—	(2)	(3)
Defined benefit plans adjustment, net of tax effect of $9, $21 and $(11)	(23)	(69)	34
Other comprehensive income (loss)	5	(140)	(54)
Comprehensive income	$194	$526	$287
Less: Comprehensive income attributable to noncontrolling interests	—	—	3
Comprehensive income attributable to XPO	$194	$526	$284
See accompanying notes to consolidated financial statements.

XPO, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash flows from operating activities of continuing operations
Net income	$189	$666	$341
Income (loss) from discontinued operations, net of taxes	(3)	482	245
Income from continuing operations	192	184	96
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities
Depreciation, amortization and net lease activity	432	392	385
Goodwill impairment	—	64	—
Stock compensation expense	78	77	31
Accretion of debt	11	16	18
Deferred tax expense	31	80	7
Gains on sales of property and equipment	(5)	(60)	(72)
Other	54	70	55
Changes in assets and liabilities
Accounts receivable	(46)	(100)	(171)
Other assets	(9)	(3)	23
Accounts payable	(48)	62	98
Accrued expenses and other liabilities	4	42	20
Net cash provided by operating activities from continuing operations	694	824	490
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(1,533)	(521)	(269)
Proceeds from sale of property and equipment	29	88	131
Proceeds from settlement of cross currency swaps	2	29	—
Other	—	—	(3)
Net cash used in investing activities from continuing operations	(1,502)	(404)	(141)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	2,962	—	—
Repayment of borrowings related to securitization program	—	—	(24)
Repurchase of debt	(2,117)	(1,068)	(2,769)
Proceeds from borrowings on ABL facility	—	275	—
Repayment of borrowings on ABL facility	—	(275)	(200)
Repayment of debt and finance leases	(71)	(61)	(80)
Payment of debt issuance costs	(27)	—	(5)
Issuance of common stock	—	—	384
Change in bank overdrafts	34	(20)	—
Payment for tax withholdings for restricted shares	(19)	(27)	(28)
Distribution from RXO and GXO spins, net	—	312	794
Other	(1)	3	(5)
Net cash provided by (used in) financing activities from continuing operations	761	(861)	(1,933)

XPO, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash flows from discontinued operations
Operating activities of discontinued operations	(12)	8	231
Investing activities of discontinued operations	3	649	(136)
Financing activities of discontinued operations	—	(1)	(301)
Net cash provided by (used in) discontinued operations	(9)	656	(206)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	(18)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(51)	197	(1,792)
Cash, cash equivalents and restricted cash, beginning of year	470	273	2,065
Cash, cash equivalents and restricted cash, end of year	419	470	273
Less: Cash, cash equivalents and restricted cash of discontinued operations, end of year	—	—	35
Cash, cash equivalents and restricted cash of continuing operations, end of year	$419	$470	$238
Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	185	145	253
Cash paid for income taxes	34	87	78
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2023, 2022 and 2021

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	1	$1	102,052	$—	$1,998	$868	$(158)	$2,709	$140	$2,849
Net income	—	—	—	—	—	336	—	336	5	341
Other comprehensive loss	—	—	—	—	—	—	(52)	(52)	(2)	(54)
Spin-off of GXO	—	—	—	—	(1,199)	(1,161)	126	(2,234)	(40)	(2,274)
Exercise and vesting of stock compensation awards	—	—	392	—	2	—	—	2	—	2
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(28)	—	—	(28)	—	(28)
Issuance of common stock	—	—	2,875	—	384	—	—	384	—	384
Conversion of preferred stock to common stock	(1)	(1)	145	—	1	—	—	—	—	—
Purchase of noncontrolling interests	—	—	—	—	(34)	—	—	(34)	(100)	(134)
Dividend declared	—	—	—	—	—	—	—	—	(3)	(3)
Exercise of warrants	—	—	9,215	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	52	—	—	52	—	52
Other	—	—	58	—	3	—	—	3	—	3
Balance as of December 31, 2021	—	$—	114,737	$—	$1,179	$43	$(84)	$1,138	$—	$1,138
Net income	—	—	—	—	—	666	—	666	—	666
Other comprehensive loss	—	—	—	—	—	—	(140)	(140)	—	(140)
Spin-off of RXO	—	—	—	—	—	(713)	2	(711)	—	(711)
Exercise and vesting of stock compensation awards	—	—	698	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(23)	—	—	(23)	—	(23)
Stock compensation expense	—	—	—	—	77	—	—	77	—	77
Other	—	—	—	—	5	—	—	5	—	5
Balance as of December 31, 2022	—	$—	115,435	$—	$1,238	$(4)	$(222)	$1,012	$—	$1,012

XPO, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Years Ended December 31, 2023, 2022 and 2021

	Series A Preferred Stock		Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total XPO Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2022	—	$—	115,435	$—	$1,238	$(4)	$(222)	$1,012	$—	$1,012
Net income	—	—	—	—	—	189	—	189	—	189
Other comprehensive income	—	—	—	—	—	—	5	5	—	5
Exercise and vesting of stock compensation awards	—	—	638	—	—	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	(20)	—	—	(20)	—	(20)
Stock compensation expense	—	—	—	—	78	—	—	78	—	78
Other	—	—	—	—	2	—	—	2	—	2
Balance as of December 31, 2023	—	$—	116,073	$—	$1,298	$185	$(217)	$1,266	$—	$1,266
See accompanying notes to consolidated financial statements.

XPO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2023, 2022 and 2021
1. Organization
Nature of Operations
XPO, Inc., together with its subsidiaries (“XPO” or “we”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 4—Segment Reporting and Geographic Information for additional information on our operations.
Strategic Developments
2023 was the first full year that XPO operated solely as an asset-based LTL service provider in North America, following the completion of three key parts of our strategic plan, as previously announced: the spin-offs of RXO, Inc. (“RXO”) and GXO Logistics, Inc. (“GXO”) in November 2022 and August 2021, respectively; and the sale of our North American intermodal operation in March 2022.
On December 20, 2023, we acquired 28 LTL service centers in the U.S. previously operated by Yellow Corporation (the “Yellow Asset Acquisition”). Under the transaction, we purchased 26 of the service centers and assumed existing leases for the other two locations. This is a strategic acquisition of assets that aligns with our commitment to invest in expanding our LTL network capacity.
Our Board of Directors has previously authorized the divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
The historical results of operations and financial positions of RXO, GXO and our intermodal operation are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. For information on our discontinued operations, see Note 3—Discontinued Operations.
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
In the first quarter of 2023, we made certain changes to our financial reporting to increase transparency and improve comparability. Specifically, we changed the expense captions within Operating income in the Condensed Consolidated Statements of Income to more clearly reflect the nature of the expenses. The change to natural expense classification had no impact on consolidated Revenues or Operating income. At the time of the change, we recast prior period amounts to conform to the current presentation.
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
Contract Costs
We expense the incremental costs of obtaining contracts when incurred if the amortization period of the assets is one year or less. These costs are included in Salaries, wages and employee benefits on our Consolidated Statements of Income.

Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2023, 2022 and 2021, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $7 million, $10 million and $10 million, respectively.
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
The roll-forward of the allowance for credit losses was as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$43	$36	$33
Provision charged to expense	33	27	20
Write-offs, less recoveries, and other adjustments	(31)	(20)	(17)
Ending balance	$45	$43	$36
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
Under the trade receivables securitization program, a wholly-owned bankruptcy-remote special purpose entity of XPO sells trade receivables that originate with wholly-owned subsidiaries to unaffiliated entities. The program expires in July 2026 and contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $221 million as of December 31, 2023). As of December 31, 2023, €1 million (approximately $1 million) was available under the program. The weighted average interest rate was 5.35% as of December 31, 2023.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Securitization programs
Receivables sold in period	$1,815	$1,744	$1,726
Cash consideration	1,815	1,744	1,726

Factoring programs
Receivables sold in period	103	111	64
Cash consideration	103	111	64
Property and Equipment
We generally record property and equipment at cost, or in the case of property and equipment acquired in a business combination, at fair value at the date of acquisition.
In connection with the Yellow Asset Acquisition, on December 20, 2023, we acquired 28 LTL service centers for a purchase price of $918 million, including a cash payment of $870 million, the assumption of certain liabilities and direct transaction costs. Under the transaction, we purchased 26 of the service centers, primarily consisting of land and buildings, and assumed existing leases for the other two locations. The transaction was accounted for as an asset acquisition, with the assets recorded at cost. The Consolidated Statements of Cash Flows for the year ended December 31, 2023 reflects an $878 million investing cash outflow for this transaction.
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

Asset Retirement Obligations
A liability for an asset retirement obligation is recorded in the period in which it is incurred. When an asset retirement obligation liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset. In connection with the Yellow Asset Acquisition, in December 2023, we recognized $6 million of Asset Retirement Obligations.
Goodwill
We measure goodwill as the excess of consideration transferred over the fair value of net assets acquired in business combinations. We allocate goodwill to our reporting units for the purpose of impairment testing. We evaluate goodwill for impairment annually as of August 31, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. We measure goodwill impairment, if any, at the amount a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. Our reporting units are our operating segments or one level below our operating segments for which discrete financial information is prepared and regularly reviewed by segment management.
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
For our 2023 annual goodwill assessment, we performed a step-zero qualitative analysis for our five reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of each of our reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment.
Similarly, for our 2022 annual goodwill assessment performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at that time and reached the same conclusion. However, in the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, while our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter of 2022, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million related to two of these new reporting units.
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
Intangible Assets
Our intangible assets subject to amortization consist primarily of customer relationships and favorable leases. In connection with the Yellow Asset Acquisition, the assumed leases contained favorable terms compared to market terms for similar leases and, as result, we recognized a $65 million favorable lease intangible asset in December 2023.
We review long-lived assets to be held-and-used, including tangible assets and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for intangible assets at December 31, 2023 is 14 to 25 years.
Accrued Expenses
The components of accrued expenses as of December 31, 2023 and 2022 are as follows:

	As of December 31,
(In millions)	2023	2022
Accrued salaries and wages	$310	$294
Accrued transportation and facility charges	215	226
Accrued insurance claims	99	111
Accrued taxes	84	82
Other accrued expenses	67	61
Total accrued expenses	$775	$774
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

Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2023 and 2022, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	AOCI Attributable to XPO
As of December 31, 2021	$(52)	$—	$(32)	$(84)
Other comprehensive income (loss)	(62)	(2)	(69)	(133)
Amounts reclassified from AOCI	(7)	—	—	(7)
Net current period other comprehensive income (loss)	(69)	(2)	(69)	(140)
Spin-off of RXO	2	—	—	2
As of December 31, 2022	(119)	(2)	(101)	(222)
Other comprehensive income (loss)	37	3	(23)	17
Amounts reclassified from AOCI	(9)	(3)	—	(12)
Net current period other comprehensive income (loss)	28	—	(23)	5
As of December 31, 2023	$(91)	$(2)	$(124)	$(217)
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2023 and 2022 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 11—Derivative Instruments and for information on financial liabilities, see Note 12—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
December 31, 2023	$369	$369	$369
December 31, 2022	402	402	402
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
Adoption of New Accounting Standard
In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848): Facilitation of the effects of reference rate reform on financial reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. The amendments are elective and are effective upon issuance. In December 2022, the FASB issued ASU 2022-06, “Reference rate reform (Topic 848): Deferral of the sunset date of Topic 848” which defers the expiration date for Topic 848 from December 31, 2022 until December 31, 2024. At December 31, 2022, our revolving loan credit agreement (the “ABL Facility”) and senior secured term loan credit agreement, as amended (the “Existing Term Loan Facility”), provided for an interest rate based on LIBOR. In 2023, we amended the terms of our ABL Facility and Existing Term Loan Facility, including transitioning the interest rate from LIBOR to other base rates. See Note 12—Debt for further information. The modifications of these facilities to transition from LIBOR to other base rates did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Issued but Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for fiscal years beginning after December 31, 2024 and should be applied on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.
3. Discontinued Operations
As discussed above, the results of RXO, our intermodal operation and GXO are presented as discontinued operations.
The following table summarizes the results of operations from discontinued operations:

	Years Ended December 31,
(In millions)	2022	2021
Revenue	$4,403	$10,200
Salaries, wages and employee benefits	503	2,418
Purchased transportation	3,216	4,747
Fuel, operating expenses and supplies	296	2,139
Operating taxes and licenses	3	44
Insurance and claims	19	56
Depreciation and amortization expense	67	276
Gain on sale of business	(430)	—
Transaction and other operating costs	125	134
Operating income	604	386
Other income	(2)	(27)
Interest expense	—	12
Income from discontinued operations before income tax provision	606	401
Income tax provision	124	156
Net income from discontinued operations, net of taxes	482	245
Net income from discontinued operations attributable to noncontrolling interests	—	(5)
Net income from discontinued operations	$482	$240
During the years ended December 31, 2023, 2022 and 2021, we incurred approximately $57 million, $152 million and $125 million, respectively, of costs related to the spin-offs, of which $6 million, $120 million and $101 million, respectively, are reflected within income from discontinued operations in our Consolidated Statements of Income.
In 2022, we completed the sale of our intermodal operation for cash proceeds of approximately $705 million, net of cash disposed. The pre-tax gain on the sale was $430 million, net of transaction costs and working capital adjustment.
Additionally, in 2022, RXO completed debt offerings and used the net proceeds of $446 million to fund a cash payment from RXO to XPO, which we used to repay a portion of our outstanding borrowings and fund any related fees and expenses. Similarly, in 2021, GXO completed a debt offering and used the net proceeds to fund a cash payment from GXO to XPO of $794 million, which we used to repay a portion of our outstanding borrowings. For further information, see Note 12—Debt.
Prior to the spin-off of GXO, the pension plan for some employees in the United Kingdom was sold to a GXO entity and approximately $82 million of AOCI, net of tax, was transferred to GXO.
In connection with both spin-offs, we entered into separation and distribution agreements as well as various other agreements that provided a framework for the relationships between the parties going forward, including, among others, an employee matters agreement (“EMA”), a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO agreed to provide certain services for a period of time specified in the applicable agreement following the spin-offs. The impact of these services on the consolidated financial statements was immaterial.

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
In our European Transportation segment, we serve an extensive base of customers within the consumer, trade and industrial markets. We offer dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding and multimodal solutions, such as road-rail and road-short sea combinations.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our reportable segments.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax, depreciation and amortization expense, goodwill impairment charges, litigation matters, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA reflects an allocation of corporate costs.

Selected financial data for our segments is as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Revenue
North American LTL	$4,671	$4,645	$4,125
European Transportation	3,073	3,073	3,077
Total	$7,744	$7,718	$7,202

Adjusted EBITDA
North American LTL (1)	$864	$932	$826
European Transportation	163	169	165
Corporate (1)	(31)	(104)	(179)
Total Adjusted EBITDA	996	997	812
Less:
Debt extinguishment loss	25	39	54
Interest expense	168	135	211
Income tax provision	68	74	11
Depreciation and amortization expense	432	392	385
Goodwill impairment (2)	—	64	—
Litigation matter (3)	8	—	—
Transaction and integration costs (4)	58	58	36
Restructuring costs (5)	44	50	19
Other	1	1	—
Income from continuing operations	$192	$184	$96

Depreciation and amortization expense
North American LTL	$291	$239	$227
European Transportation	136	128	140
Corporate	5	25	18
Total	$432	$392	$385
(1)    In the first quarter of 2023, we began allocating incremental corporate costs from Corporate to North American LTL. Prior periods have been recast to reflect these incremental allocations.
(2)    See Note 9— Goodwill for further information on the impairment charge.
(3)    See Note 18— Commitments and Contingencies for further information on the litigation matter.
(4)    Transaction and integration costs for 2023 are primarily comprised of stock-based compensation and retention awards for certain employees related to strategic initiatives. Transaction and integration costs for 2022 and 2021 are primarily comprised of third-party professional fees related to strategic initiatives as well as retention awards paid to certain employees. Transaction and integration costs for 2023, 2022 and 2021 include $0 million, $3 million and $1 million, respectively, related to our North American LTL segment; $2 million, $6 million and $14 million, respectively, related to our European Transportation segment and $56 million, $49 million and $21 million, respectively, related to Corporate.
(5)    See Note 6— Restructuring Charges for further information on our restructuring actions.
As of December 31, 2023 and 2022, we held long-lived tangible assets outside of the U.S. of $427 million and $397 million, respectively.

5. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Year Ended December 31, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,572	$—	$4,572
North America (excluding United States)	99	—	99
France	—	1,291	1,291
United Kingdom	—	905	905
Europe (excluding France and United Kingdom)	—	877	877
Total	$4,671	$3,073	$7,744

	Year Ended December 31, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,549	$—	$4,549
North America (excluding United States)	96	—	96
France	—	1,328	1,328
United Kingdom	—	878	878
Europe (excluding France and United Kingdom)	—	867	867
Total	$4,645	$3,073	$7,718

	Year Ended December 31, 2021
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,036	$—	$4,036
North America (excluding United States)	89	—	89
France	—	1,354	1,354
United Kingdom	—	879	879
Europe (excluding France and United Kingdom)	—	844	844
Total	$4,125	$3,077	$7,202

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
Our restructuring-related activity was as follows:

		Year Ended December 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2023
Severance
North American LTL	$2	$6	$(5)	$(1)	$2
European Transportation	1	12	(12)	—	1
Corporate	19	20	(30)	(1)	8
Total	$22	$38	$(47)	$(2)	$11
In addition to the severance charges noted in the table above, we recorded a non-cash lease impairment charge of $6 million in our North American LTL segment in the first quarter of 2023.
We expect the majority of the cash outlays related to the charges incurred in 2023 will be complete within twelve months.

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

7. Property and Equipment

	December 31,
(In millions)	2023	2022
Property and equipment
Land (1)	$860	$258
Buildings and leasehold improvements	733	406
Vehicles, tractors and trailers	2,476	2,054
Machinery and equipment	271	227
Computer software and equipment	588	566
	4,928	3,511
Less: accumulated depreciation and amortization	(1,853)	(1,679)
Total property and equipment, net	$3,075	$1,832
Net book value of capitalized internally-developed software included in property and equipment, net	$120	$129
(1)    The increase in Land as of December 31, 2023 compared to December 31, 2022 reflects land acquired in December 2023 as part of the Yellow Asset Acquisition.
Depreciation of property and equipment and amortization of computer software was $376 million, $336 million and $327 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In connection with the Yellow Asset Acquisition, in December 2023, we recognized approximately $850 million of Land and Buildings and leasehold improvements, including amounts related to assumed finance leases.
8. Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost	$199	$170	$161
Short-term lease cost	47	51	50
Variable lease cost	27	22	19
Total operating lease cost	$273	$243	$230
Finance lease cost:
Amortization of leased assets	$59	$49	$51
Interest on lease liabilities	6	5	5
Total finance lease cost	$65	$54	$56
Total lease cost	$338	$297	$286
Gain recognized on sale-leaseback transactions (1)	$—	$40	$69
(1)    For the year ended December 31, 2023 we did not complete any sale-leaseback transactions. For the years ended December 31, 2022 and 2021, we completed multiple sale-leaseback transactions primarily for land and buildings. We received aggregate cash proceeds of $49 million and $96 million in 2022 and 2021, respectively. Gains on sale-leaseback transactions are included in Gains on sales of property and equipment in our Consolidated Statements of Income.

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2023	2022
Operating leases:
Operating lease assets	$708	$719

Short-term operating lease liabilities	$121	$107
Operating lease liabilities	588	606
Total operating lease liabilities	$709	$713
Finance leases:
Property and equipment, gross	$472	$414
Accumulated depreciation	(213)	(185)
Property and equipment, net	$259	$229

Short-term borrowings and current maturities of long-term debt	$64	$56
Long-term debt	179	158
Total finance lease liabilities	$243	$214
Weighted-average remaining lease term:
Operating leases	8 years	8 years
Finance leases	7 years	6 years
Weighted-average discount rate:
Operating leases	5.24%	5.01%
Finance leases	3.24%	2.12%
In connection with the Yellow Asset Acquisition, in December 2023, we recognized $23 million of Property and equipment, net and Long-term debt for finance leases assumed and $3 million of Operating lease assets and Operating lease liabilities for operating leases assumed.
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$201	$176	$156
Operating cash flows for finance leases	6	5	5
Financing cash flows for finance leases	68	60	75
Leased assets obtained in exchange for new lease obligations:
Operating leases	118	191	203
Finance leases	94	46	71
Net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in Depreciation, amortization and net lease activity on our Consolidated Statements of Cash Flows.

Maturities of lease liabilities as of December 31, 2023 were as follows:

(In millions)	Finance Leases	Operating Leases
2024	$71	$152
2025	52	136
2026	39	116
2027	32	98
2028	22	79
Thereafter	74	293
Total lease payments	290	874
Less: interest	(47)	(165)
Present value of lease liabilities	$243	$709
As of December 31, 2023, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $72 million. These operating leases will commence at various times beginning in 2024 through 2025 with initial lease terms of 4.5 years to 15 years.
9. Goodwill

(In millions)	North American LTL	European Transportation	Total
Goodwill as of December 31, 2021	$726	$868	$1,594
Goodwill impairment	—	(64)	(64)
Impact of foreign exchange translation	—	(58)	(58)
Goodwill as of December 31, 2022	726	746	1,472
Impact of foreign exchange translation	—	26	26
Goodwill as of December 31, 2023	$726	$772	$1,498
As described in Note 2— Basis of Presentation and Significant Accounting Policies, we recorded no impairment losses in 2023, while we recorded an aggregate impairment charge of $64 million in 2022 related to reporting units within our European Transportation reportable segment. Prior to the 2022 impairment, there were no accumulated impairment losses.
10. Intangible Assets

	December 31, 2023		December 31, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$809	$452	$799	$392
Favorable leases	65	—	—	—
Total	$874	$452	$799	$392
In connection with the Yellow Asset Acquisition, in December 2023, we recognized $65 million of Favorable leases. For further information, see Note 2—Basis of Presentation and Significant Accounting Policies.
We did not recognize any impairment of our identified intangible assets in 2023, 2022 and 2021.

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$57	$57	$57	$57	$45	$149
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $54 million, $54 million and $56 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$—	Other current assets	$—	Other current liabilities	$(34)
Cross-currency swap agreements	652	Other long-term assets	—	Other long-term liabilities	—
Interest rate swaps	350	Other current assets	—	Other current liabilities	(2)
Interest rate swaps	200	Other long-term assets	—	Other long-term liabilities	—
Total			$—		$(36)

	December 31, 2022
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$332	Other current assets	$—	Other current liabilities	$(11)
Cross-currency swap agreements	68	Other long-term assets	3	Other long-term liabilities	—
Interest rate swaps	1,882	Other current assets	—	Other current liabilities	(1)
Total			$3		$(12)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives			Amount of Gain Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Derivatives designated as cash flow hedges
Cross-currency swap agreements	$—	$—	$4	$—	$—	$7	$—	$—	$—
Interest rate swaps	(1)	—	—	3	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(21)	27	84	—	—	—	9	7	6
Total	$(22)	$27	$88	$3	$—	$7	$9	$7	$6
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
During 2023 and 2022, we received approximately $2 million and $29 million, respectively, related to cross-currency swaps that were settled during the period. The fair value adjustments related to these swaps remain in AOCI and partially offset foreign currency translation adjustment losses on our net investments in foreign subsidiaries. The proceeds were included in Cash flows from investing activities of continuing operations on our Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature in 2024 and 2025.

We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
12. Debt

	December 31, 2023		December 31, 2022
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,087	$2,003	$1,981
6.25% senior notes due 2025	—	—	112	111
6.25% senior secured notes due 2028	830	822	—	—
7.125% senior notes due 2031	450	445	—	—
7.125% senior notes due 2032	585	575	—	—
6.70% senior debentures due 2034	300	221	300	217
Finance leases, asset financing and other	254	254	223	223
Total debt	3,519	3,404	2,638	2,532
Short-term borrowings and current maturities of long-term debt	69	69	59	59
Long-term debt	$3,450	$3,335	$2,579	$2,473
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2023	$3,583	$2,235	$1,348
December 31, 2022	2,601	392	2,209
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
Our principal payment obligations on debt (excluding finance leases and asset financing) for the next five years and thereafter was as follows:

(In millions)	2024	2025	2026	2027	2028	Thereafter
Principal payments on debt	$—	$—	$—	$1	$1,530	$1,736
ABL Facility
In 2015, we entered into the ABL Facility which provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. This facility was subsequently amended to adjust the amount of the commitment and to extend the maturity date to April 30, 2024.
In connection with the spin-off of RXO, effective November 4, 2022, the commitments under the facility were reduced from $1.0 billion to $600 million. There were no other significant changes made to the terms of the facility at that time. In February 2023, we amended the facility to, among other things: (i) extend the maturity date to April 30, 2026 (subject, in certain circumstances, to a springing maturity if more than $250 million of our existing term loan debt or certain refinancings thereof remain outstanding 91 days prior to their respective maturity dates); (ii) replace LIBOR-based benchmark rates applicable to loans outstanding with Secured Overnight Financing Rate (“SOFR”)-based rates; (iii) reduce the sublimit for issuance of letters of credit to $200 million; (iv) reduce the sublimit for borrowings in Canadian Dollars to $50 million; (v) exclude real property from the collateral securing the obligations and (vi) make certain other changes to the covenants and other provisions therein. The aggregate commitment of all lenders under the amended ABL Facility remains equal to $600 million.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 30% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2023, our borrowing base under the ABL facility was $508 million and our availability was $508 million after considering outstanding letters of credit of less than $1 million. As of December 31, 2023, we were in compliance with the ABL Facility’s financial covenants.
Our loans under the ABL Facility bear interest at a rate equal to: SOFR or base rate plus (i) an applicable margin of 1.25% to 1.50% for SOFR loans or (ii) 0.25% to 0.50%, for base rate loans.
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
The covenants in the ABL Facility can limit our ability to incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2023, we were compliant with this financial covenant.
Letters of Credit Facility
In 2020, we entered into a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renews with one-year terms until the letter of credit facility terminates. As of December 31, 2023, we have $139 million in aggregate face amount of letters of credit outstanding under the facility.
Bridge Facility
On December 4, 2023, in connection with the Yellow Asset Acquisition, we entered into a senior secured bridge term loan credit agreement (the “Bridge Credit Agreement”). Under this agreement, we were able to borrow up to an aggregate amount of $870 million (the “Bridge Facility”). Concurrently with the issuance of the Incremental Term Loans and the Senior Notes due 2032, described below, on December 13, 2023, we terminated the commitments under this agreement. The Bridge Facility remained unfunded at the termination date.
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
In the same period, we used net proceeds from the New Term Loan Facility, the Senior Secured Notes due 2028 and the Senior Notes due 2031, as described below, together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility, which was scheduled to mature in 2025, and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in 2023 due to this repayment.

In December 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are a new tranche of loans under the Term Loan Credit Agreement, having substantially similar terms as the New Term Loan Facility, except with respect to maturity date, issue price, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The Incremental Term Loans were issued at par and will mature on February 1, 2031.
Both the New Term Loan Facility and Incremental Term Loans bear interest at a rate per annum equal to, at our option, either (a) a Term SOFR rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The interest rate for both tranches was 7.36% as of December 31, 2023.
We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2023, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00, and no excess cash payment was required.
Senior Notes
In December 2023, we completed the private placement of $585 million aggregate principal amount of senior notes due 2032 (the “Senior Notes due 2032”), which mature on February 1, 2032 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears, commencing August 1, 2024. These notes were issued at par.
In the same period, we used net proceeds from the Incremental Term Loans and the Senior Notes due 2032, together with cash on hand, to finance the Yellow Asset Acquisition, to repay in full the $112 million aggregate principal amount outstanding of our 6.25% Senior Notes due 2025 (the “Senior Notes due 2025”), and to pay related fees, expenses and accrued interest. The redemption price for the Senior Notes due 2025 was 101.563% of the principal amount plus accrued and unpaid interest. We recorded a debt extinguishment loss of $2 million due to this redemption.
In May 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031”). The Senior Secured Notes due 2028 mature on June 1, 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature on June 1, 2031 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears and commenced December 1, 2023. These notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
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

In 2021, we redeemed our outstanding 6.125% senior notes due 2023 (“Senior Notes due 2023”), 6.75% senior notes due 2024 (“Senior Notes due 2024”) and 6.50% senior notes due 2022 (“Senior Notes due 2022”). The redemption price for the Senior Notes due 2023 and Senior Notes due 2022 was 100.0% of the principal amount, plus accrued and unpaid interest and the redemption price for the Senior Notes due 2024 was 103.375% of the principal amount, plus accrued and unpaid interest. We paid for the redemptions using available cash, net proceeds from a debt issuance and equity offering and cash received from GXO of approximately $794 million. We recorded debt extinguishment losses of $51 million related to these redemptions.
The senior notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, our existing secured ABL Facility or the Term Loan Credit Agreement (or certain replacements thereof) or guarantee certain of our other indebtedness.
The Senior Secured Notes due 2028 and the guarantees thereof are secured by substantially all of our assets and our guarantors equally and ratably with the indebtedness under the Term Loan Credit Agreement (subject to permitted liens and certain other exceptions). All other senior notes and the guarantees thereof are unsecured, unsubordinated indebtedness for us and our guarantors.
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
Senior Debentures
In conjunction with a 2015 acquisition, we assumed 6.70% Senior Debentures due 2034 (the “Senior Debentures”) with an aggregate principal amount of $300 million. The Senior Debentures bear interest payable semiannually, in cash in arrears, and mature on May 1, 2034. Including amortization of the fair value adjustment recorded on the acquisition date, interest expense on the Senior Debentures is recognized at an annual effective interest rate of 10.96%.
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

Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

(In millions)	2023	2022
Projected benefit obligation at beginning of year	$1,424	$1,925
Interest cost	74	45
Actuarial (gain) loss	65	(453)
Benefits paid	(97)	(93)
Projected benefit obligation at end of year	$1,466	$1,424
The actuarial loss in 2023 was a result of assumption changes, including a decrease in the discount rate and other changes to assumptions for plan participants.
The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

(In millions)	2023	2022
Fair value of plan assets at beginning of year	$1,475	$2,009
Actual return on plan assets	124	(446)
Employer contributions to non-qualified plans	5	5
Benefits paid	(97)	(93)
Fair value of plan assets at end of year	$1,507	$1,475
The funded status of the plans as of December 31 was as follows:

(In millions)	2023	2022
Funded status at end of year	$41	$51
Amount recognized in balance sheet:
Long-term assets	$95	$106
Current liabilities	(5)	(5)
Long-term liabilities	(49)	(50)
Net pension asset recognized	$41	$51
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation (1)	$54	$56
(1)    Relates to our non-qualified plans which are unfunded.
The funded status of our qualified plans and non-qualified plans was $95 million and $(54) million, respectively, as of December 31, 2023.
The actuarial loss included in AOCI that has not yet been recognized in net periodic benefit expense was $174 million and $142 million as of December 31, 2023 and 2022, respectively.

The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

(In millions)	2023	2022	2021
Net periodic benefit income:
Interest cost	$74	$45	$39
Expected return on plan assets	(92)	(106)	(101)
Amortization of actuarial loss	—	1	1
Net periodic benefit income	$(18)	$(60)	$(61)
Amounts recognized in Other comprehensive income (loss):
Actuarial (gain) loss	$32	$99	$(7)
Reclassification of recognized AOCI gain due to settlements	—	—	—
(Gain) loss recognized in Other comprehensive income (loss)	$32	$99	$(7)
The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	Qualified Plans			Non-Qualified Plans
	2023	2022	2021	2023	2022	2021
Discount rate - net periodic benefit costs	5.36%	2.43%	1.96%	5.26% - 5.33%	1.70% - 2.23%	1.11% - 1.71%
Discount rate - benefit obligations	5.15%	5.42%	2.84%	4.98% - 5.12%	5.29% - 5.42%	2.19% - 2.72%
Expected long-term rate of return on plan assets	6.40%	5.40%	5.00%
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

(In millions)	2024	2025	2026	2027	2028	2029-2033
Expected benefit payments	$106	$107	$107	$108	$108	$536
Plan Assets
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 90% in fixed income securities and 10% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge approximately 100% of domestic projected liabilities. The target allocations for equity securities includes approximately 50% in U.S. equities and approximately 50% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents, but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2023, our defined benefit plan assets had no significant concentrations of risk.
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
The assumption of 6.40% for the overall expected long-term rate of return on plan assets in 2023 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns for the various asset classes and current market expectations for inflation, interest rates and economic growth.
The fair values of investments held in the qualified pension plans by major asset category as of December 31, 2023 and 2022, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
December 31, 2023
Cash and cash equivalents:
Short-term investment fund	$—	$—	$36	$36	2.4%
Equity:
U.S. large companies	—	56	—	56	3.7%
U.S. small companies	—	—	15	15	1.0%
International	21	29	7	57	3.8%
Fixed income securities	284	1,039	22	1,345	89.2%
Derivatives	—	(2)	—	(2)	(0.1)%
Total plan assets	$305	$1,122	$80	$1,507	100.0%
December 31, 2022
Cash and cash equivalents:
Short-term investment fund	$—	$—	$33	$33	2.2%
Equity:
U.S. large companies	—	—	58	58	3.9%
U.S. small companies	—	—	14	14	0.9%
International	22	—	46	68	4.6%
Fixed income securities	296	966	48	1,310	88.9%
Derivatives	—	(8)	—	(8)	(0.5)%
Total plan assets	$318	$958	$199	$1,475	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2023 and 2022, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2023 or 2022. The non-qualified plans are unfunded.

Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our non-qualified plans in 2024 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $55 million, $52 million and $53 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).
Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2023	2022
Projected benefit obligation at beginning of year	$30	$41
Interest cost on projected benefit obligation	2	1
Actuarial gain	(1)	(9)
Participant contributions	1	1
Benefits paid	(4)	(4)
Projected and accumulated benefit obligation at end of year	$28	$30
Funded status of the plan	$(28)	$(30)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(25)	(27)
Net amount recognized	$(28)	$(30)
Discount rate assumption as of December 31	5.11%	5.40%
The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $6 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2023. The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $9 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2022. The discount rates assumptions used to calculate the interest cost were 5.32% - 5.41%, 2.14% - 2.79% and 1.56% - 2.34% for the years ended December 31, 2023, 2022 and 2021, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2024	2025	2026	2027	2028	2029-2033
Expected benefit payments	$3	$3	$3	$3	$2	$11

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
Series A Convertible Perpetual Preferred Stock (“Preferred Stock”) and Warrants
In order to simplify our equity capital structure, in 2021, the remaining 1,015 preferred shares outstanding were exchanged for 0.1 million shares of common stock and the remaining 9.8 million warrants outstanding were exchanged for 9.2 million shares of common stock. The warrants exchanged included holdings of JPE. Subsequent to the exchange, there are no shares of Preferred Stock or warrants outstanding.
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
There were no share repurchases in 2023, 2022 or 2021. Our remaining share repurchase authorization as of December 31, 2023 is $503 million.
15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards have included stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
As a result of the RXO spin-off and in accordance with plan rules, the shares remaining for future issuance under the 2016 incentive plan were equitably adjusted. With this adjustment, and an amendment to the 2016 incentive plan approved by stockholders in May 2022 which increased the 2016 incentive plan’s number of authorized shares by 2.3 million shares, up to 11.4 million shares of our common stock have been authorized for issuance as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. In May 2022, the stockholders also approved an amendment to the 2016 incentive plan to extend its term by three years so the 2016 incentive plan will terminate on May 18, 2032, unless terminated earlier by our Board of Directors. As of December 31, 2023, 3.6 million shares of our common stock were available for the grant of Awards under the 2016 incentive plan.
For the March 2023 and prior offering periods, our employee stock purchase plan offered eligible employees, excluding our executive officers and directors, the right to purchase our common stock using up to 10% of each employee’s compensation. Shares were purchased at 5% below fair market value on the last trading day of each six-month offering period. The plan authorized the purchase of up to two million shares of our common stock. We did not recognize stock-based compensation expense as the plan was non-compensatory. During the first quarter of 2023, the Compensation Committee of the Board of Directors approved the suspension of our employee stock purchase plan, effective after the March 2023 offering period was completed.

Our stock-based compensation expense is recorded in Salaries, wages and employee benefits or Transaction and integration costs on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2023	2022	2021
Restricted stock and restricted stock units	$52	$42	$23
Performance-based restricted stock units	26	35	8
Total stock-based compensation expense	$78	$77	$31
Tax benefit on stock-based compensation	$(1)	$(1)	$(4)
Stock Options
Our stock options typically vested over three to five years after the grant date for our employees and officers and one year after the grant date for our Board of Directors. The stock options had a 10-year contractual term and the exercise price equaled our stock price on the grant date. No stock option awards were outstanding as of December 31, 2023.
The total intrinsic value of options exercised during 2023, 2022 and 2021 was $0 million, less than $1 million and $4 million, respectively. The total cash received from options exercised during 2023, 2022 and 2021 was $0 million, less than $1 million and less than $2 million, respectively.
Restricted Stock Units and Performance-Based Restricted Stock Units
We grant RSUs and PRSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PRSUs generally vest based on the achievement of our financial targets (performance conditions). PRSUs may also be subject to stock price (market conditions), employment and other non-financial conditions. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.
The number of RSUs and PRSUs vested includes shares of our common stock that we withheld on behalf of our employees to satisfy the minimum tax withholdings. We estimate the fair value of PRSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model.
A summary of RSU and PRSU award activity for the year ended December 31, 2023 is presented below:

	RSUs		PRSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PRSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,407,585	$35.15	1,039,123	$39.89
Granted	900,060	38.65	957,131	44.07
Vested	(477,421)	37.99	(550,651)	39.52
Forfeited and canceled	(220,775)	40.63	(227,075)	38.88
Outstanding as of December 31, 2023	2,609,449	$35.15	1,218,528	$42.75
The total fair value of RSUs that vested during 2023, 2022 and 2021 was $23 million, $46 million and $69 million, respectively. All of the outstanding RSUs as of December 31, 2023 vest subject to service conditions.
The total fair value of PRSUs that vested during 2023, 2022 and 2021 was $27 million, $8 million and $2 million, respectively. Of the outstanding PRSUs as of December 31, 2023, 193,702 vest subject to service and performance conditions, 886,462 vest subject to service and a combination of market and performance conditions and 138,364 vest subject to service and market conditions.
As of December 31, 2023, unrecognized compensation cost related to non-vested RSUs and PRSUs of $92 million is anticipated to be recognized over a weighted-average period of approximately 2.03 years.

16. Income Taxes
Income (loss) from continuing operations before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
U.S.	$286	$303	$108
Foreign	(26)	(45)	(1)
Income from continuing operations before income tax provision	$260	$258	$107
The income tax provision is comprised of the following:

	Years Ended December 31,
(In millions)	2023	2022	2021
Current:
U.S. Federal	$25	$(17)	$—
State	6	2	(1)
Foreign	6	9	5
Total current income tax provision (benefit)	$37	$(6)	$4
Deferred:
U.S. Federal	$38	$80	$(10)
State	3	5	(7)
Foreign	(10)	(5)	24
Total deferred income tax provision	31	80	7
Total income tax provision	$68	$74	$11
The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	1.6	1.8	(4.4)
Foreign operations (1)	(1.1)	(2.8)	27.1
Contribution- and margin-based taxes	0.8	1.6	4.4
Changes in uncertain tax positions	(1.1)	(0.1)	0.5
Non-deductible compensation	5.6	3.8	10.9
Provision to return adjustments	(0.3)	(2.0)	8.0
Effect of law changes	—	0.1	(5.4)
Stock-based compensation	0.1	(0.3)	(4.3)
Long-term capital loss	—	—	(42.4)
Non-deductible goodwill impairment charge	—	5.2	—
Other (2)	(0.6)	0.3	(5.0)
Effective tax rate	26.0%	28.6%	10.4%
(1)    Foreign operations include the net impact of changes to valuation allowances, the cost of inclusion of foreign income in the U.S. net of foreign taxes, the impact of foreign tax rate differences from the U.S. Federal rate and permanent items related to foreign operations.

(2)    In the year ended December 31, 2021, the impact of “Other” on the effective tax rate was disproportionately high compared to 2022 and 2023 due to the low income from continuing operations before income tax provision in 2021. For 2021, “Other” is primarily composed of (3.6)% of U.S. Federal tax credits and (1.8)% of U.S. Federal tax permanent adjustments.
Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2023	2022
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$29	$40
Accrued expenses	65	55
Pension and other retirement obligations	6	6
Other	31	16
Total deferred tax asset	131	117
Valuation allowance	(18)	(35)
Total deferred tax asset, net	113	82
Deferred tax liability
Intangible assets	(97)	(112)
Property and equipment	(309)	(261)
Other	(29)	(24)
Total deferred tax liability	(435)	(397)
Net deferred tax liability	$(322)	$(315)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2023	2022
Other long-term assets	$15	$4
Deferred tax liability	(337)	(319)
Net deferred tax liability	$(322)	$(315)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2023	2022
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2024 (1)	$6	$26
Federal tax credit carryforwards	Various times starting in 2033	—	1
State tax credit carryforward	Various times starting in 2024 (1)	1	2
Foreign net operating losses available to offset future taxable income	Various times starting in 2025 (1)	90	69
(1)    Some credits and losses have unlimited carryforward periods.

Valuation Allowance
We established a valuation allowance for some of our deferred tax assets as it is more likely than not that these assets will not be realized in the foreseeable future. We concluded that the remaining deferred tax assets will more likely than not be realized, though this is not assured, and as such no valuation allowance has been provided on these assets.
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2023	$35	$1	$(18)	$18
Year Ended December 31, 2022	35	1	(1)	35
Year Ended December 31, 2021	36	43	(44)	35
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$6	$7	$9
Additions for tax positions of prior years	2	1	—
Reductions for tax positions of prior years	—	(1)	(1)
Settlements with tax authorities	—	—	(1)
Reductions due to the statute of limitations	(4)	(1)	—
Ending balance	$4	$6	$7
Interest and penalties	2	3	2
Gross unrecognized tax benefits	$6	$9	$9
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$6	$6	$7
We could reflect a reduction to unrecognized tax benefits of up to $1 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2023, we have no tax years under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2020, state and local returns after 2016, and non-U.S. returns after 2014 are open under relevant statutes of limitations and are subject to audit.
17. Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include unvested stock-based compensation awards.

The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2023	2022	2021
Net income from continuing operations attributable to common shares	$192	$184	$96
Net income (loss) from discontinued operations attributable to common shares	(3)	482	240
Net income attributable to common shares, basic	$189	$666	$336

Basic weighted-average common shares	116	115	112
Dilutive effect of stock-based awards	2	1	2
Diluted weighted-average common shares	118	116	114

Basic earnings from continuing operations per share	$1.66	$1.60	$0.85
Basic earnings (loss) from discontinued operations per share	(0.02)	4.19	2.14
Basic earnings per share	$1.64	$5.79	$2.99

Diluted earnings from continuing operations per share	$1.62	$1.59	$0.83
Diluted earnings (loss) from discontinued operations per share	(0.02)	4.17	2.10
Diluted earnings per share	$1.60	$5.76	$2.93
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

Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue is scheduled to take place in the spring of 2024, and the trial on allocation of defense costs among the applicable insurance policies is set for the fall of 2024. We have accrued an immaterial amount for the potential exposure associated with ultimate allocation to the relevant policies; however, any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time.
California Environmental Matters
In August 2022, the Company received a letter from the San Bernardino County District Attorney’s Office (the “County”), written in cooperation with certain other California District Attorneys and the Los Angeles City Attorney, notifying the Company of an investigation into alleged violations with respect to underground storage tanks, hazardous materials, and hazardous waste in California, and offering a meeting. The Company has met with the County attorneys and the Los Angeles City Attorney on multiple occasions. We are assessing the allegations and the underlying facts and continue to engage with the County and Los Angeles City Attorneys to address the alleged violations and negotiate potential monetary sanctions or settlement amount. We have accrued an immaterial amount for the potential exposure associated with this matter.

19. Quarterly Financial Data (Unaudited)
Our unaudited results of operations for each of the quarters in the years ended December 31, 2023 and 2022 are summarized below:

(In millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Revenue	$1,907	$1,917	$1,980	$1,940
Operating income	58	107	154	119
Income from continuing operations	17	31	86	58
Income (loss) from discontinued operations, net of taxes	(3)	2	(2)	—
Net income	14	33	84	58
Net income (loss) attributable to common shareholders:
Continuing operations	17	31	86	58
Discontinued operations	(3)	2	(2)	—
Net income attributable to common shareholders	14	33	84	58
Basic earnings (loss) per share: (1)
Continuing operations	0.15	0.27	0.74	0.50
Discontinued operations	(0.02)	0.01	(0.01)	—
Basic earnings per share attributable to common shareholders	0.13	0.28	0.73	0.50
Diluted earnings (loss) per share: (1)
Continuing operations	0.15	0.27	0.72	0.49
Discontinued operations	(0.02)	0.01	(0.01)	—
Diluted earnings per share attributable to common shareholders	0.13	0.28	0.71	0.49
(1)    The sum of the quarterly earnings (loss) per share may not equal year-to-date amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

(In millions, except per share data)	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter (3)
2022
Revenue	$1,894	$2,047	$1,946	$1,831
Operating income	63	171	139	4
Income (loss) from continuing operations	32	96	92	(36)
Income (loss) from discontinued operations, net of taxes	456	45	39	(58)
Net income (loss)	488	141	131	(94)
Net income (loss) attributable to common shareholders:
Continuing operations	32	96	92	(36)
Discontinued operations	456	45	39	(58)
Net income (loss) attributable to common shareholders	488	141	131	(94)
Basic earnings (loss) per share: (1)
Continuing operations	0.28	0.83	0.80	(0.31)
Discontinued operations	3.97	0.40	0.34	(0.50)
Basic earnings (loss) per share attributable to common shareholders	4.25	1.23	1.14	(0.81)
Diluted earnings (loss) per share: (1)
Continuing operations	0.28	0.83	0.79	(0.31)
Discontinued operations	3.94	0.39	0.34	(0.50)
Diluted earnings (loss) per share attributable to common shareholders	4.22	1.22	1.13	(0.81)
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On February 5, 2024, as part of its periodic review of corporate governance matters, the Board of Directors (the “Board”) of the Company approved and adopted amendments to the Company’s Bylaws (as so amended and restated, the “Bylaws”), which became effective immediately (the “Bylaw Amendments”). The Bylaw Amendments make the Company’s Bylaws more consistent with current practice for Delaware corporations of similar size.
Among other things, the Bylaw Amendments:
•clarify the procedural mechanics for meetings of stockholders and specify the powers of the Board and the chair of a stockholder meeting to regulate conduct at a meeting;
•revise the procedures and requirements in connection with stockholder action by written consent;
•make certain updates to the procedures and disclosure requirements in the advance notice Bylaw provisions for director nominations made and business proposals submitted by stockholders (other than proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended);

•address the adoption by the U.S. Securities and Exchange Commission of “universal proxy” rules and related requirements (the “Universal Proxy Rules”), including to provide that a stockholder nomination will be deemed null and void if the nominating stockholder fails to comply with the Universal Proxy Rules and to address the color of proxy cards reserved for use by the Board;
•clarify the Board’s authority to conduct meetings of the Board and of the committees of the Board by video or telephone conference;
•make certain updates to the exclusive forum provision; and
•update and clarify certain titles of the Company, and clarify the process for automatic removal of certain officers.
The Bylaw Amendments also include other conforming, technical and ministerial changes.
The foregoing description of the Bylaw Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached as Exhibit 3.8 and is incorporated by reference herein.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
We have adopted a Code of Business Ethics (the “Code”), which is applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior officers. The Code is available on our Investor Relations website at investors.xpo.com, under the heading “Corporate Governance Highlights”. In the event that we amend or waive any of the provisions of the Code that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our website at the web address specified above.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.4***
Asset Purchase Agreement by and among XPO, Inc., Yellow Corporation and certain subsidiaries of Yellow Corporation named therein, dated December 4, 2023 (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023).

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

3.8*	4th Amended and Restated Bylaws of the registrant, dated February 5, 2024

Exhibit Number	Description

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

4.5*	Description of Common Stock.

4.6
Indenture, dated May 24, 2023, by and among XPO, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

4.7
Indenture, dated May 24, 2023, by and among XPO, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2023).

4.8
Indenture, dated as of December 13, 2023, by and among XPO, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated herein by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed with the SEC on December 13, 2023).

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

10.4 +
Form of Performance-Based Restricted Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019).

10.5 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.6 +	Form of Cash Long-Term Incentive Award Agreement (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.7 +	Form of Letter Agreement with Certain Executive Officers (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.8 +
Performance-Based Restricted Stock Unit Award Agreement, dated September 8, 2021, between the registrant and Ravi Tulsyan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

Exhibit Number	Description

10.9 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.10 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.11 +
Amendment No. 3 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 18, 2022).

10.12 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.13 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.14 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.15 +
Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Brad Jacobs (incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.16 +
Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Mario Harik (incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed with SEC on February 13, 2023).

10.17 +
Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Brad Jacobs (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.18 +
Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Mario Harik (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.19 +
Form of Time-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.20 +
Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.21 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.22 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.23 +
Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

Exhibit Number	Description

10.24 +
Performance-Based Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.25 +
Promotion Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.26 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.27 +
XPO, Inc. Profit Sharing Incentive Plan, effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.28 +
Form of XPO, Inc. Profit Sharing Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.29 +*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan).

10.30 +
Employment Agreement, dated August 5, 2022, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.31 +
Employment Agreement, dated September 13, 2022, between the registrant and Bradley S. Jacobs (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.32 +
Offer Letter, dated October 6, 2022, between the registrant and Carl Anderson (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.33 +
Change in Control and Severance Agreement, dated October 9, 2022, between the registrant and Carl Anderson (incorporated by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.34 +
Transition Agreement, dated October 10, 2022, between the registrant and Ravi Tulsyan (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.35 +
Amendment to Employment Agreement, effective as of November 1, 2022, between the registrant and Bradley S. Jacobs (incorporated herein by reference to Exhibit 10.34 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.36 +
Separation Agreement and General Release, dated January 23, 2023, between registrant and Ravi Tulsyan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 25, 2023).

10.37 +
Offer Letter, dated February 14, 2023, between the registrant and Wendy Cassity (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.38 +
Change in Control and Severance Agreement, dated February 14, 2023, between the registrant and Wendy Cassity (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

Exhibit Number	Description

10.39 +
Offer Letter, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.40 +
Change in Control and Severance Agreement, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.41 +
Offer Letter, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.42 +
Change in Control and Severance Agreement, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.43	XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on November 20, 2017).

10.44
Amendment No. 1, dated December 4, 2018, to the XPO Logistics, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 14, 2019).

10.45
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

10.46
Amendment No. 1 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 19, 2017, by and among the registrant and certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2017).

10.47
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

10.48
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.49
Amendment No. 4 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 3, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.50
Amendment No. 5 to Second Amended and Restated Revolving Loan Credit Agreement, dated June 29, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.51
Amendment No. 6 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 30, 2021, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

Exhibit Number	Description

10.52
Amendment No. 7 to Second Amended and Restated Revolving Loan Credit Agreement, dated February 6, 2023, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.53
Senior Secured Term Loan Credit Agreement, dated October 30, 2015, by and among the registrant, certain subsidiaries signatory thereto, Morgan Stanley Senior Funding, Inc., as agent, and the Lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

10.54
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

10.55
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

10.56
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

10.57
Amendment No. 4 to Senior Secured Term Loan Credit Agreement, dated March 7, 2019, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2019).

10.58
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

10.59
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

10.60
Amendment No. 7 to Senior Secured Term Loan Credit Agreement, dated June 10, 2022, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022).

10.61
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

10.62
Refinancing Amendment (Amendment No. 9 to Senior Secured Term Loan Credit Agreement), dated December 13, 2023, by and among XPO, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2023).

Exhibit Number	Description

10.63
Tax Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.64
Employee Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.65
Intellectual Property License Agreement, dated October 24, 2022, by and between the registrant and XPO NAT Solutions, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.66
Transition Services Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.67
Tax Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.68
Employee Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

19.1 *	XPO, Inc. Insider Trading Policy, dated December 19, 2022.

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

97.1	XPO, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.
104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Exhibit Number	Description

*	Filed herewith.

**	Furnished herewith.

***	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedules upon request.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPO, INC.

By:	/s/ Mario Harik
Mario Harik
(Chief Executive Officer)

By:	/s/ Kyle Wismans
Kyle Wismans
(Chief Financial Officer)
February 8, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Brad Jacobs	Executive Chairman of the Board of Directors	February 8, 2024
Brad Jacobs
/s/ Mario Harik	Director and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
Mario Harik
/s/ Kyle Wismans	Chief Financial Officer (Principal Financial Officer)	February 8, 2024
Kyle Wismans
/s/ Christopher Brown	Chief Accounting Officer (Principal Accounting Officer)	February 8, 2024
Christopher Brown
/s/ Allison Landry	Vice Chair of the Board of Directors	February 8, 2024
Allison Landry
/s/ Johnny C. Taylor, Jr.	Lead Independent Director	February 8, 2024
Johnny C. Taylor, Jr.
/s/ Jason Aiken	Director	February 8, 2024
Jason Aiken
/s/ Bella Allaire	Director	February 8, 2024
Bella Allaire
/s/ J. Wes Frye	Director	February 8, 2024
J. Wes Frye
/s/ Michael Jesselson	Director	February 8, 2024
Michael Jesselson
/s/ Irene Moshouris	Director	February 8, 2024
Irene Moshouris

