Form 10-Q
period 2024-03-31
XPO, Inc.
filed 2024-05-03
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, there were 116,330,522 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$229	$412
Accounts receivable, net of allowances of $44 and $45, respectively	1,077	973
Other current assets	222	208
Total current assets	1,528	1,593
Long-term assets
Property and equipment, net of $1,892 and $1,853 in accumulated depreciation, respectively	3,257	3,075
Operating lease assets	727	708
Goodwill	1,484	1,498
Identifiable intangible assets, net of $463 and $452 in accumulated amortization, respectively	406	422
Other long-term assets	201	196
Total long-term assets	6,076	5,899
Total assets	$7,603	$7,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$570	$532
Accrued expenses	782	775
Short-term borrowings and current maturities of long-term debt	63	69
Short-term operating lease liabilities	129	121
Other current liabilities	79	93
Total current liabilities	1,622	1,590
Long-term liabilities
Long-term debt	3,323	3,335
Deferred tax liability	342	337
Employee benefit obligations	89	91
Long-term operating lease liabilities	598	588
Other long-term liabilities	297	285
Total long-term liabilities	4,649	4,636
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,302	1,298
Retained earnings	252	185
Accumulated other comprehensive loss	(222)	(217)
Total equity	1,332	1,266
Total liabilities and equity	$7,603	$7,492
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenue	$2,018	$1,907
Salaries, wages and employee benefits	834	762
Purchased transportation	438	457
Fuel, operating expenses and supplies	413	427
Operating taxes and licenses	19	15
Insurance and claims	38	44
Gains on sales of property and equipment	(2)	(3)
Depreciation and amortization expense	117	101
Transaction and integration costs	14	22
Restructuring costs	8	24
Operating income	138	58
Other income	(10)	(5)
Interest expense	58	42
Income from continuing operations before income tax provision	90	21
Income tax provision	23	4
Income from continuing operations	67	17
Loss from discontinued operations, net of taxes	—	(3)
Net income	$67	$14

Net income (loss)
Continuing operations	$67	$17
Discontinued operations	—	(3)
Net income	$67	$14

Earnings (loss) per share data
Basic earnings per share from continuing operations	$0.58	$0.15
Basic earnings (loss) per share from discontinued operations	—	(0.02)
Basic earnings per share	$0.58	$0.13
Diluted earnings per share from continuing operations	$0.56	$0.15
Diluted earnings (loss) per share from discontinued operations	—	(0.02)
Diluted earnings per share	$0.56	$0.13

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	116
Diluted weighted-average common shares outstanding	120	116
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income	$67	$14

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(3) and $8	$(6)	$13
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $— and $1	2	2
Other comprehensive income (loss)	(5)	15
Comprehensive income	$62	$29
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from operating activities of continuing operations
Net income	$67	$14
Loss from discontinued operations, net of taxes	—	(3)
Income from continuing operations	67	17
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation and amortization	117	101
Stock compensation expense	19	22
Accretion of debt	3	3
Deferred tax expense (benefit)	8	(2)
Gains on sales of property and equipment	(2)	(3)
Other	1	17
Changes in assets and liabilities
Accounts receivable	(117)	(69)
Other assets	(20)	(24)
Accounts payable	48	(8)
Accrued expenses and other liabilities	21	22
Net cash provided by operating activities from continuing operations	145	76
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(306)	(224)
Proceeds from sale of property and equipment	7	8
Net cash used in investing activities from continuing operations	(299)	(216)
Cash flows from financing activities of continuing operations
Repayment of debt and finance leases	(21)	(16)
Payment for debt issuance costs	(4)	—
Change in bank overdrafts	11	19
Payment for tax withholdings for restricted shares	(15)	(12)
Other	—	(1)
Net cash used in financing activities from continuing operations	(29)	(10)
Cash flows from discontinued operations
Operating activities of discontinued operations	—	(8)
Investing activities of discontinued operations	—	1
Net cash used in discontinued operations	—	(7)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	2
Net decrease in cash, cash equivalents and restricted cash	(183)	(155)
Cash, cash equivalents and restricted cash, beginning of period	419	470
Cash, cash equivalents and restricted cash, end of period	$235	$315
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$69	$28
Leased assets obtained in exchange for new finance lease liabilities	5	19
Cash paid for interest	25	39
Cash paid for income taxes	3	3
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	(5)	(5)
Exercise and vesting of stock compensation awards	239	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(15)	—	—	(15)
Stock compensation expense	—	—	19	—	—	19
Balance as of March 31, 2024	116,312	$—	$1,302	$252	$(222)	$1,332

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	14	—	14
Other comprehensive income	—	—	—	—	15	15
Exercise and vesting of stock compensation awards	315	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(8)	—	—	(8)
Stock compensation expense	—	—	22	—	—	22
Balance as of March 31, 2023	115,750	$—	$1,252	$10	$(207)	$1,055

Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization, Description of Business and Basis of Presentation
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 2—Segment Reporting for additional information on our operations.
Strategic Developments
In December 2023, we acquired 28 LTL service centers in the U.S. previously operated by Yellow Corporation. In connection with this transaction, we purchased 26 of the service centers and assumed existing leases for the other two locations. This strategic acquisition of assets aligns with our commitment to invest in expanding our LTL network capacity.
Our Board of Directors has previously authorized the divestiture of our European business. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Basis of Presentation
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2023 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The historical results of operations and financial positions of RXO, Inc., GXO Logistics, Inc. and our intermodal operation are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.
Within the Condensed Consolidated Financial Statements and associated notes, certain amounts may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of March 31, 2024 and December 31, 2023, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $7 million.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $216 million as of March 31, 2024). As of March 31, 2024, the maximum amount available under the program was utilized. The weighted average interest rate was 5.41% as of March 31, 2024. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Securitization programs
Receivables sold in period	$450	$440
Cash consideration	450	440

Factoring programs
Receivables sold in period	21	24
Cash consideration	21	24
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2024 and December 31, 2023 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 5—Derivative Instruments and for information on financial liabilities, see Note 6—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2024	$186	$186	$186
December 31, 2023	369	369	369
Accounting Pronouncements Issued but Not Yet Effective
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for annual periods beginning in 2025, and should be applied on a prospective basis, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. This ASU is effective on a retrospective basis for annual periods beginning in 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.
2. Segment Reporting
We are organized into two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation.
In our North American LTL segment, we provide shippers with geographic density and day-definite domestic and cross-border services to the U.S., as well as Mexico, Canada and the Caribbean. Our North American LTL segment also includes the results of our trailer manufacturing operations.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs.

Selected financial data for our segments is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue
North American LTL	$1,221	$1,120
European Transportation	797	787
Total	$2,018	$1,907

Adjusted EBITDA
North American LTL	$255	$182
European Transportation	38	37
Corporate	(5)	(9)
Total Adjusted EBITDA	288	210
Less:
Interest expense	58	42
Income tax provision	23	4
Depreciation and amortization expense	117	101
Transaction and integration costs (1)	14	22
Restructuring costs (2)	8	24
Income from continuing operations	$67	$17

Depreciation and amortization expense
North American LTL	$82	$68
European Transportation	34	32
Corporate	1	1
Total	$117	$101
(1)    Transaction and integration costs for the first quarter of 2024 and 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. Transaction and integration costs for the three months ended March 31, 2024 and 2023 include $1 million and $1 million, respectively, related to our European Transportation segment, and $13 million and $21 million, respectively, related to Corporate.
(2)    Restructuring costs for the three months ended March 31, 2024 and 2023 include $0 million and $6 million, respectively, related to our North American LTL segment, $8 million and $7 million, respectively, related to our European Transportation segment, and $0 million and $11 million, respectively, related to Corporate. See Note 4— Restructuring Charges for further information on our restructuring actions.

3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended March 31, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,194	$—	$1,194
North America (excluding United States)	27	—	27
France	—	334	334
United Kingdom	—	243	243
Europe (excluding France and United Kingdom)	—	220	220
Total	$1,221	$797	$2,018

	Three Months Ended March 31, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,097	$—	$1,097
North America (excluding United States)	23	—	23
France	—	340	340
United Kingdom	—	224	224
Europe (excluding France and United Kingdom)	—	223	223
Total	$1,120	$787	$1,907
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Reserve Balance as of March 31, 2024
Severance
North American LTL	$2	$—	$(1)	$1
European Transportation	1	8	(4)	5
Corporate	8	—	(3)	5
Total	$11	$8	$(8)	$11
We expect that the majority of the cash outlays related to the severance charges incurred in the first three months of 2024 will be completed within 12 months.

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
The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$249	Other current assets	$—	Other current liabilities	$(9)
Cross-currency swap agreements	403	Other long-term assets	—	Other long-term liabilities	(11)
Interest rate swaps	550	Other current assets	1	Other current liabilities	—
Total			$1		$(21)

	December 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other current assets	$—	Other current liabilities	$(34)
Interest rate swaps	350	Other current assets	—	Other current liabilities	(2)
Interest rate swaps	200	Other long-term assets	—	Other long-term liabilities	—
Total			$—		$(36)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	13	(10)	3	2
Total	$15	$(9)	$3	$2

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
During the term of the swap contracts, we will receive interest on a quarterly basis from the counterparties based on USD fixed interest rates, and we will pay interest, also on a quarterly basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2027.
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature on various dates in 2024 and 2025.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Condensed Consolidated Statements of Cash Flows.
6. Debt

	March 31, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,088	$1,100	$1,087
6.25% senior secured notes due 2028	830	822	830	822
7.125% senior notes due 2031	450	445	450	445
7.125% senior notes due 2032	585	575	585	575
6.70% senior debentures due 2034	300	222	300	221
Finance leases, asset financing and other	234	234	254	254
Total debt	3,499	3,386	3,519	3,404
Short-term borrowings and current maturities of long-term debt	63	63	69	69
Long-term debt	$3,436	$3,323	$3,450	$3,335

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2024	$3,553	$2,226	$1,327
December 31, 2023	3,583	2,235	1,348
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
ABL Facility
As of March 31, 2024, our borrowing base was $565 million and our availability under our Second Amended and Restated Revolving Credit Agreement, as amended (the “ABL Facility”) was $564 million after considering outstanding letters of credit of less than $1 million. As of March 31, 2024, we were in compliance with the ABL Facility’s financial covenants.
Letters of Credit Facility
As of March 31, 2024, we had issued $138 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
The applicable interest rate for the two tranches of the term loan facility approximated 7.32% as of March 31, 2024.
7. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Net income from continuing operations	$67	$17
Net loss from discontinued operations	—	(3)
Net income	$67	$14

Basic weighted-average common shares	116	116
Dilutive effect of stock-based awards	4	—
Diluted weighted-average common shares	120	116

Basic earnings from continuing operations per share	$0.58	$0.15
Basic earnings (loss) from discontinued operations per share	—	(0.02)
Basic earnings per share	$0.58	$0.13

Diluted earnings from continuing operations per share	$0.56	$0.15
Diluted earnings (loss) from discontinued operations per share	—	(0.02)
Diluted earnings per share	$0.56	$0.13

8. Commitments and Contingencies
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue is scheduled to take place in the fall of 2024, and the trial on allocation of defense costs among the applicable insurance policies is to take place in early 2025. We have accrued an immaterial amount for the potential exposure associated with ultimate allocation to the relevant policies; however, any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time.

California Environmental Matters
In August 2022, the Company received a letter from the San Bernardino County District Attorney’s Office (the “County”), written in cooperation with certain other California District Attorneys and the Los Angeles City Attorney, notifying the Company of an investigation into alleged violations with respect to underground storage tanks, hazardous materials, and hazardous waste in California, and offering a meeting. Following meetings between the Company and County attorneys and the Los Angeles City Attorney and an assessment of the allegations and the underlying facts, the Company engaged in negotiations with the County and Los Angeles City Attorneys to address settlement of the alleged violations. The Company previously accrued for this matter, and it was resolved for $7.9 million in April 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual future results, levels of activity, performance or achievements to be materially different from our expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of March 31, 2024, we had approximately 39,000 employees and 610 locations in 17 countries serving approximately 52,000 customers.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operations.
Within the tables presented, certain amounts may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with favorable pricing dynamics and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $52 billion as of December 31, 2023.

We provide approximately 33,000 shippers in North America with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended March 31, 2024, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 18 billion pounds of freight through our network to its destinations.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in our people, network capacity and proprietary technology. We manage the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the expansion of our service center footprint in strategic markets with long-term demand. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we have added over 4,000 tractors and 12,300 trailers.
In 2023, we produced over 6,400 trailers at our in-house trailer manufacturing facility, surpassing our goal of more than 6,000 trailers. Our in-house trailer manufacturing is an example of a self-reliant capability that is competitively advantageous to us, particularly when industry conditions make it difficult to source equipment.
In December 2023, we completed the acquisition of 28 service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), representing approximately 2,900 doors. We expect the net increase in service centers and doors to be less than the gross number purchased as we look for opportunities to rationalize our existing footprint. This strategic acquisition of assets aligns with our commitment to invest in expanding our LTL network capacity.
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. In 2024, the overall freight environment continues to be recessionary, in large part due to underlying trends in supply and demand. Despite this, we continue to perform well and see growth potential ahead as we continue to expand our business by investing in capacity for the long-term, gaining profitable market share and aligning price with the value we provide to customers.
Specific to our technology, we believe that we have a large opportunity to drive further growth and profitability in our LTL network through innovation. For more information, see “Technology” below.
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
Technology
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended March 31, 2024, we moved approximately 18 billion pounds of freight 813 million miles, including moving linehaul freight an average of 2.6 million miles a day.

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
Importantly, our technology also helps our company meet its environmental goals and can help our customers meet their own goals. For a detailed discussion of our philosophy relating to innovation and environmental matters, refer to “Business” in our 2023 Form 10-K.
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$2,018	$1,907	100.0%	100.0%	5.8%
Salaries, wages and employee benefits	834	762	41.3%	40.0%	9.4%
Purchased transportation	438	457	21.7%	24.0%	(4.2)%
Fuel, operating expenses and supplies	413	427	20.5%	22.4%	(3.3)%
Operating taxes and licenses	19	15	0.9%	0.8%	26.7%
Insurance and claims	38	44	1.9%	2.3%	(13.6)%
Gains on sales of property and equipment	(2)	(3)	(0.1)%	(0.2)%	(33.3)%
Depreciation and amortization expense	117	101	5.8%	5.3%	15.8%
Transaction and integration costs	14	22	0.7%	1.2%	(36.4)%
Restructuring costs	8	24	0.4%	1.3%	(66.7)%
Operating income	138	58	6.8%	3.0%	137.9%
Other income	(10)	(5)	(0.5)%	(0.3)%	100.0%
Interest expense	58	42	2.9%	2.2%	38.1%
Income from continuing operations before income tax provision	90	21	4.5%	1.1%	328.6%
Income tax provision	23	4	1.1%	0.2%	475.0%
Income from continuing operations	67	17	3.3%	0.9%	294.1%
Loss from discontinued operations, net of taxes	—	(3)	—%	(0.2)%	(100.0)%
Net income	$67	$14	3.3%	0.7%	378.6%

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Our consolidated revenue for the first quarter of 2024 increased 5.8% to $2.0 billion, compared with the same period in 2023. The increase in revenue in the first quarter of 2024 compared to the same period in 2023 primarily reflects growth in our North American LTL segment. Foreign currency movement increased revenue by approximately 1.0 percentage point in the first quarter of 2024.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the first quarter of 2024 was $834 million, or 41.3% of revenue, compared with $762 million, or 40.0% of revenue, for the same period in 2023. The year-over-year increase as a percentage of revenue primarily reflects the impact of inflation on our cost base, the insourcing of a greater proportion of linehaul from third-party transportation providers, and higher incentive compensation related to our operating performance. The increase in salaries, wages and employee benefits also reflects higher volumes in both of our segments.

Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the first quarter of 2024 was $438 million, or 21.7% of revenue, compared with $457 million, or 24.0% of revenue, for the same period in 2023. The year-over-year decrease as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers and lower rates paid to third-party providers for purchased transportation miles.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the first quarter of 2024 was $413 million, or 20.5% of revenue, compared with $427 million, or 22.4% of revenue, for the same period in 2023. The year-over-year decrease primarily reflects lower fuel costs and lower bad debt expense.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the first quarter of 2024 was $19 million, compared with $15 million for the same period in 2023. The year-over-year increase primarily reflects property taxes on newly acquired service centers and lower tax incentives in Illinois.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the first quarter of 2024 was $38 million, compared with $44 million for the same period in 2023. The year-over-year decrease reflects lower expense due to improved operating performance related to damaged shipments, partially offset by higher vehicular claims.
Gains on sales of property and equipment for the first quarter of 2024 was $2 million, compared with $3 million for the same period in 2023.
Depreciation and amortization expense for the first quarter of 2024 was $117 million, compared with $101 million for the same period in 2023. The year-over-year increase reflects the impact of capital investments, in particular tractors and trailers.
Transaction and integration costs for the first quarter of 2024 were $14 million, compared with $22 million for the same period in 2023. Transaction and integration costs for the first quarter of 2024 and 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. We expect stock-based compensation costs related to our previously announced strategic initiatives to conclude in 2024.
Restructuring costs for the first quarter of 2024 were $8 million, compared with $24 million for the same period in 2023. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the first quarter of 2024 was $10 million, compared with $5 million for the same period in 2023. The year-over-year increase reflects $3 million in investment income and a $2 million increase in net periodic pension income.
Interest expense increased to $58 million for the first quarter of 2024, compared with $42 million for the same period of 2023. The increase is primarily due to the debt issuance in the fourth quarter of 2023 to finance the Yellow Asset Acquisition and higher prevailing interest rates in 2024.
Our effective income tax rates were 25.2% and 18.3% for the first quarter of 2024 and 2023, respectively. The effective tax rates for the first quarter of 2024 and 2023 were based on forecasted full-year effective tax rates, adjusted for discrete items that occurred within the periods presented. The increase in our effective income tax rate for the first quarter of 2024 compared to the same period in 2023 was primarily driven by higher pre-tax book income which reduced the impact of discrete tax items. In the first quarter of 2024, the effective tax rate was impacted by losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation expense, partially offset by a discrete tax benefit of $5 million from stock-based compensation. In the first quarter of 2023, the effective tax rate was impacted by $2 million of discrete tax benefits from revaluing deferred state taxes, partially offset by forecasted non-deductible executive compensation expense.

Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before interest expense, income tax, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.
North American Less-Than-Truckload Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$1,221	$1,120	100.0%	100.0%	9.0%
Adjusted EBITDA	255	182	20.9%	16.3%	40.1%
Depreciation and amortization	82	68	6.7%	6.1%	20.6%
Revenue in our North American LTL segment increased 9.0% to $1.2 billion for the first quarter of 2024, compared with $1.1 billion for the same period in 2023. Revenue included fuel surcharge revenue of $210 million and $217 million, respectively, for the first quarters of 2024 and 2023. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices.
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

	Three Months Ended March 31,
	2024	2023	Change %
Pounds per day (thousands)	70,709	68,889	2.6%
Shipments per day	51,392	49,107	4.7%
Average weight per shipment (in pounds)	1,376	1,403	(1.9)%
Gross revenue per hundredweight, excluding fuel surcharges	$23.13	$21.06	9.8%
The year-over-year increase in revenue, excluding fuel surcharge revenue, in the first quarter of 2024 reflects higher volume and gross revenue per hundredweight, primarily related to our improvements in service quality and investments in capacity. The increase in volume per day for the first quarter of 2024 reflects higher shipments per day, partially offset by lower average weight per shipment. The increase in yield in the first quarter of 2024 reflects the benefit of numerous pricing initiatives.
In the month of April 2024 weight per day increased 3.1%, as compared with April 2023, attributable to a year-over-year increase of 4.7% in shipments per day and a decrease of 1.5% in weight per shipment. These April 2024 operating metrics are preliminary and actual results may vary.
Adjusted EBITDA was $255 million, or 20.9% of revenue, for the first quarter of 2024, compared with $182 million, or 16.3% of revenue, for the same period in 2023. The increase in Adjusted EBITDA as a percentage of revenue reflects higher revenue, excluding fuel surcharge revenue, driven by the pricing and volume dynamics explained above, lower purchased transportation, lower bad debt expense, and lower damage claims. These items were partially offset by higher salaries, wages and employee benefits and lower fuel surcharge revenue.
Depreciation and amortization expense increased to $82 million in the first quarter of 2024 compared with $68 million for the same period in 2023. The increase was due to the impact of capital investments, in particular tractors and trailers.

European Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$797	$787	100.0%	100.0%	1.3%
Adjusted EBITDA	38	37	4.8%	4.7%	2.7%
Depreciation and amortization	34	32	4.3%	4.1%	6.3%
Revenue in our European Transportation segment increased 1.3% to $797 million for the first quarter of 2024, compared with $787 million for the same period in 2023. Foreign currency movement increased revenue by approximately 2.5 percentage points in the first quarter of 2024. Revenue was essentially flat during the first quarter of 2024, compared to the same period in 2023, after taking into effect the impact of foreign currency movement.
Adjusted EBITDA was $38 million, or 4.8% of revenue, for the first quarter of 2024, compared with $37 million, or 4.7% of revenue, for the same period in 2023.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $229 million as of March 31, 2024, compared to $412 million as of December 31, 2023. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of March 31, 2024, we have $564 million available to draw under our ABL Facility, based on a borrowing base of $565 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $138 million in aggregate face amount of letters of credit as of March 31, 2024.
As of March 31, 2024, we had approximately $793 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $216 million as of March 31, 2024). As of March 31, 2024, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
Term Loan Facility
The applicable interest rate for the two tranches of the term loan facility approximated 7.32% as of March 31, 2024.
Loan Covenants and Compliance
As of March 31, 2024, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$145	$76
Net cash used in investing activities from continuing operations	(299)	(216)
Net cash used in financing activities from continuing operations	(29)	(10)
During the three months ended March 31, 2024, we generated cash from operating activities from continuing operations of $145 million. We used cash during the period primarily to: (i) purchase property and equipment of $306 million; (ii) make payments on debt and finance leases of $21 million; and (iii) make payments of $15 million related to tax withholding obligations in connection with the vesting of restricted shares.
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
Cash flows from operating activities from continuing operations for the three months ended March 31, 2024 increased by $69 million, compared with the same period in 2023. The increase primarily reflects: (i) higher income from continuing operations of $50 million and (ii) the impact of operating assets and liabilities utilizing $68 million of cash in the first three months of 2024, compared with utilizing $79 million during the same period in 2023.
Investing activities from continuing operations used $299 million of cash in the three months ended March 31, 2024 and $216 million of cash in the three months ended March 31, 2023. During the three months ended March 31, 2024, we used $306 million to purchase property and equipment, as compared to a $224 million usage of cash in the same period in 2023. The increase reflects our continued investment to support our long-term growth targets.
Financing activities from continuing operations used $29 million of cash in the three months ended March 31, 2024 and $10 million of cash in the three months ended March 31, 2023. The primary uses of cash from financing activities in each of the first three months of 2024 and 2023 were $21 million and $16 million, respectively, used to repay borrowings, primarily related to finance lease obligations, and $15 million and $12 million, respectively, to make payments for tax withholdings on restricted shares. The primary source of cash from financing activities during the first three months of 2024 was $11 million of proceeds from bank overdrafts, as compared to $19 million in the same period of 2023.
There were no material changes to our December 31, 2023 contractual obligations during the three months ended March 31, 2024. We anticipate full year gross capital expenditures to be between $700 million and $800 million in 2024, funded by cash on hand and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2024, as compared with the quantitative and qualitative disclosures about market risk described in our 2023 Form 10-K.

Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Note 8—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1
4th Amended and Restated Bylaws of the registrant, dated February 5, 2024 (incorporated herein by reference to Exhibit 3.8 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 8, 2024).

10.1 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 8, 2024).

10.2 +*	Form of Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan).

10.3 +*	Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.4 +*	Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan).

10.5 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024.

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
Date: May 3, 2024