Form 10-Q
period 2024-06-30
XPO, Inc.
filed 2024-08-01
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, there were 116,392,944 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$250	$412
Accounts receivable, net of allowances of $45 and $45, respectively	1,088	973
Other current assets	210	208
Total current assets	1,548	1,593
Long-term assets
Property and equipment, net of $1,954 and $1,853 in accumulated depreciation, respectively	3,305	3,075
Operating lease assets	742	708
Goodwill	1,481	1,498
Identifiable intangible assets, net of $476 and $452 in accumulated amortization, respectively	392	422
Other long-term assets	262	196
Total long-term assets	6,182	5,899
Total assets	$7,729	$7,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$477	$532
Accrued expenses	772	775
Short-term borrowings and current maturities of long-term debt	64	69
Short-term operating lease liabilities	129	121
Other current liabilities	99	93
Total current liabilities	1,542	1,590
Long-term liabilities
Long-term debt	3,330	3,335
Deferred tax liability	364	337
Employee benefit obligations	88	91
Long-term operating lease liabilities	613	588
Other long-term liabilities	294	285
Total long-term liabilities	4,688	4,636
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,322	1,298
Retained earnings	402	185
Accumulated other comprehensive loss	(225)	(217)
Total equity	1,499	1,266
Total liabilities and equity	$7,729	$7,492
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$2,079	$1,917	$4,097	$3,824
Salaries, wages and employee benefits	854	783	1,688	1,545
Purchased transportation	436	444	874	901
Fuel, operating expenses and supplies	402	390	814	817
Operating taxes and licenses	21	15	40	30
Insurance and claims	33	46	71	90
Gains on sales of property and equipment	(4)	(2)	(5)	(5)
Depreciation and amortization expense	122	107	239	208
Transaction and integration costs	12	17	26	39
Restructuring costs	6	10	14	34
Operating income	197	107	335	165
Other income	(6)	(3)	(16)	(8)
Debt extinguishment loss	—	23	—	23
Interest expense	56	43	114	85
Income from continuing operations before income tax provision	147	44	237	65
Income tax provision (benefit)	(3)	13	20	17
Income from continuing operations	150	31	217	48
Income (loss) from discontinued operations, net of taxes	—	2	—	(1)
Net income	$150	$33	$217	$47

Net income (loss)
Continuing operations	$150	$31	$217	$48
Discontinued operations	—	2	—	(1)
Net income	$150	$33	$217	$47

Earnings (loss) per share data
Basic earnings per share from continuing operations	$1.29	$0.27	$1.87	$0.42
Basic earnings (loss) per share from discontinued operations	—	0.01	—	(0.01)
Basic earnings per share	$1.29	$0.28	$1.87	$0.41
Diluted earnings per share from continuing operations	$1.25	$0.27	$1.81	$0.41
Diluted earnings (loss) per share from discontinued operations	—	0.01	—	(0.01)
Diluted earnings per share	$1.25	$0.28	$1.81	$0.40

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	116	116	116
Diluted weighted-average common shares outstanding	120	118	120	117
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$150	$33	$217	$47

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(4), $2, $(7) and $10	$(3)	$14	$(9)	$27
Unrealized gain on financial assets/liabilities designated as hedging instruments, net of tax effect of $(1), $—, $(1) and $1	—	1	1	3
Other comprehensive income (loss)	(3)	15	(8)	30
Comprehensive income	$147	$48	$209	$77
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from operating activities of continuing operations
Net income	$217	$47
Loss from discontinued operations, net of taxes	—	(1)
Income from continuing operations	217	48
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation and amortization	239	208
Stock compensation expense	42	41
Accretion of debt	5	7
Deferred tax expense (benefit)	25	(6)
Gains on sales of property and equipment	(5)	(5)
Other	6	39
Changes in assets and liabilities
Accounts receivable	(135)	(64)
Other assets	(67)	(31)
Accounts payable	14	(57)
Accrued expenses and other liabilities	13	27
Net cash provided by operating activities from continuing operations	355	207
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(496)	(355)
Proceeds from sale of property and equipment	13	13
Net cash used in investing activities from continuing operations	(483)	(342)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	1,977
Repurchase of debt	—	(2,003)
Repayment of debt and finance leases	(39)	(35)
Payment for debt issuance costs	(4)	(15)
Change in bank overdrafts	27	51
Payment for tax withholdings for restricted shares	(17)	(12)
Other	(1)	1
Net cash used in financing activities from continuing operations	(35)	(36)
Cash flows from discontinued operations
Operating activities of discontinued operations	—	(8)
Investing activities of discontinued operations	—	1
Net cash used in discontinued operations	—	(7)
Effect of exchange rates on cash, cash equivalents and restricted cash	—	5
Net decrease in cash, cash equivalents and restricted cash	(162)	(173)
Cash, cash equivalents and restricted cash, beginning of period	419	470
Cash, cash equivalents and restricted cash, end of period	$256	$297
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$144	$46
Leased assets obtained in exchange for new finance lease liabilities	31	36
Cash paid for interest	101	90
Cash paid for income taxes	32	18
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2024	116,312	$—	$1,302	$252	$(222)	$1,332
Net income	—	—	—	150	—	150
Other comprehensive loss	—	—	—	—	(3)	(3)
Exercise and vesting of stock compensation awards	32	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Stock compensation expense	—	—	23	—	—	23
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	217	—	217
Other comprehensive loss	—	—	—	—	(8)	(8)
Exercise and vesting of stock compensation awards	271	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(18)	—	—	(18)
Stock compensation expense	—	—	42	—	—	42
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2023	115,750	$—	$1,252	$10	$(207)	$1,055
Net income	—	—	—	33	—	33
Other comprehensive loss	—	—	—	—	15	15
Exercise and vesting of stock compensation awards	189	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Stock compensation expense	—	—	19	—	—	19
Other	—	—	1	—	—	1
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	47	—	47
Other comprehensive income	—	—	—	—	30	30
Exercise and vesting of stock compensation awards	504	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(12)	—	—	(12)
Stock compensation expense	—	—	41	—	—	41
Other	—	—	1	—	—	1
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119

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
Strategic Developments
In December 2023, we acquired 28 less-than-truckload (“LTL”) service centers in the U.S. previously operated by Yellow Corporation. In connection with this transaction, we purchased 26 of the service centers and assumed existing leases for the other two locations. This strategic acquisition of assets aligns with our commitment to invest in expanding our LTL network capacity.
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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Restricted Cash
As of June 30, 2024 and December 31, 2023, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $6 million and $7 million, respectively.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $214 million as of June 30, 2024). As of June 30, 2024, €6 million (approximately $6 million) was available under the program. The weighted average interest rate was 5.36% as of June 30, 2024. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Securitization programs
Receivables sold in period	$449	$470	$899	$910
Cash consideration	449	470	899	910

Factoring programs
Receivables sold in period	20	34	41	58
Cash consideration	20	34	41	58
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2024 and December 31, 2023 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program. For information on the fair value hierarchy of our derivative instruments, see Note 5—Derivative Instruments and for information on financial liabilities, see Note 6—Debt.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2024	$208	$208	$208
December 31, 2023	369	369	369
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
In our European Transportation segment, we serve an extensive base of customers within the consumer, trade and industrial markets. We offer dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding, warehousing and multimodal solutions, such as road-rail and road-short sea combinations.
Corporate includes corporate headquarters costs for executive officers and certain legal and financial functions, and other costs and credits not attributed to our reportable segments.
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision (benefit), depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs.

Selected financial data for our segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue
North American LTL	$1,272	$1,136	$2,493	$2,256
European Transportation	808	781	1,605	1,568
Total	$2,079	$1,917	$4,097	$3,824

Adjusted EBITDA
North American LTL	$297	$208	$551	$390
European Transportation	49	46	87	83
Corporate	(3)	(10)	(8)	(19)
Total Adjusted EBITDA	343	244	631	454
Less:
Debt extinguishment loss	—	23	—	23
Interest expense	56	43	114	85
Income tax provision (benefit)	(3)	13	20	17
Depreciation and amortization expense	122	107	239	208
Transaction and integration costs (1)	12	17	26	39
Restructuring costs (2)	6	10	14	34
Income from continuing operations	$150	$31	$217	$48

Depreciation and amortization expense
North American LTL	$86	71	$168	$139
European Transportation	35	33	70	65
Corporate	1	3	2	4
Total	$122	$107	$239	$208
(1)    Transaction and integration costs for the periods ended June 30, 2024 and June 30, 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives, while the 2023 periods also include retention awards for certain employees related to strategic initiatives. Transaction and integration costs for the three months ended June 30, 2024 and 2023 include $1 million and $0 million, respectively, related to our European Transportation segment, and $11 million and $17 million, respectively, related to Corporate. Transaction and integration costs for the six months ended June 30, 2024 and 2023 include $1 million and $0 million, respectively, related to our North American LTL segment, $1 million and $1 million, respectively, related to our European Transportation segment, and $24 million and $38 million, respectively, related to Corporate.
(2)    Restructuring costs for the three months ended June 30, 2024 and 2023 include $1 million and $4 million, respectively, related to our North American LTL segment, $3 million and $1 million, respectively, related to our European Transportation segment, and $1 million and $5 million, respectively, related to Corporate. Restructuring costs for the six months ended June 30, 2024 and 2023 include $2 million and $10 million, respectively, related to our North American LTL segment, $11 million and $8 million, respectively, related to our European Transportation segment, and $1 million and $16 million, respectively, related to Corporate. See Note 4— Restructuring Charges for further information on our restructuring actions.

3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,244	$—	$1,244
North America (excluding United States)	28	—	28
France	—	331	331
United Kingdom	—	254	254
Europe (excluding France and United Kingdom)	—	222	222
Total	$1,272	$808	$2,079

	Three Months Ended June 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,112	$—	$1,112
North America (excluding United States)	24	—	24
France	—	331	331
United Kingdom	—	226	226
Europe (excluding France and United Kingdom)	—	224	224
Total	$1,136	$781	$1,917

	Six Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,438	$—	$2,438
North America (excluding United States)	55	—	55
France	—	664	664
United Kingdom	—	497	497
Europe (excluding France and United Kingdom)	—	443	443
Total	$2,493	$1,605	$4,097

	Six Months Ended June 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,209	$—	$2,209
North America (excluding United States)	47	—	47
France	—	671	671
United Kingdom	—	450	450
Europe (excluding France and United Kingdom)	—	447	447
Total	$2,256	$1,568	$3,824

4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of June 30, 2024
Severance
North American LTL	$2	$—	$(2)	$1	$2
European Transportation	1	10	(8)	—	2
Corporate	8	1	(6)	(1)	3
Total	$11	$11	$(16)	$—	$7
In addition to the severance charges noted in the table above, we recorded non-cash charges in our North American LTL and European Transportation segments of $2 million and $1 million, respectively, during the first six months of 2024.
We expect that the majority of the cash outlays related to the severance charges incurred in the first six months of 2024 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$249	Other current assets	$—	Other current liabilities	$(7)
Cross-currency swap agreements	403	Other long-term assets	—	Other long-term liabilities	(8)
Interest rate swaps	550	Other current assets	1	Other current liabilities	—
Total			$1		$(15)

	December 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other current assets	$—	Other current liabilities	$(34)
Interest rate swaps	350	Other current assets	—	Other current liabilities	(2)
Interest rate swaps	200	Other long-term assets	—	Other long-term liabilities	—
Total			$—		$(36)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2024	2023	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$—	$1	$—	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	5	(3)	—	—	2	2
Total	$5	$(2)	$—	$1	$2	$2

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2024	2023	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$2	$1	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	18	(13)	—	—	5	4
Total	$21	$(11)	$1	$1	$5	$4
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
6. Debt

	June 30, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,088	$1,100	$1,087
6.25% senior secured notes due 2028	830	822	830	822
7.125% senior notes due 2031	450	445	450	445
7.125% senior notes due 2032	585	576	585	575
6.70% senior debentures due 2034	300	223	300	221
Finance leases, asset financing and other	240	240	254	254
Total debt	3,505	3,394	3,519	3,404
Short-term borrowings and current maturities of long-term debt	64	64	69	69
Long-term debt	$3,441	$3,330	$3,450	$3,335
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2024	$3,546	$2,214	$1,333
December 31, 2023	3,583	2,235	1,348
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
ABL Facility
As of June 30, 2024, our borrowing base was $587 million and our availability under our Second Amended and Restated Revolving Credit Agreement, as amended (the “ABL Facility”) was $586 million after considering outstanding letters of credit of less than $1 million. As of June 30, 2024, we were in compliance with the ABL Facility’s financial covenants.

Letters of Credit Facility
As of June 30, 2024, we had issued $137 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion, which was subsequently amended to increase the principal balance to $2.0 billion and to extend the maturity date to February 2025 (the “Existing Term Loan Facility”).
In the second quarter of 2023, we amended the Term Loan Credit Agreement to obtain $700 million of new term loans (the “New Term Loan Facility”) having substantially similar terms as the Existing Term Loan Facility, except with respect to maturity date, issue price, interest rate, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The New Term Loan Facility was issued at 99.5% of the face amount and will mature in May 2028.
In the same period, we used net proceeds from the New Term Loan Facility, the Senior Secured Notes due 2028 (as defined below) and the Senior Notes due 2031 (as defined below), together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the second quarter 2023 due to this repayment.
In the fourth quarter of 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are a new tranche of loans under the Term Loan Credit Agreement and will mature in February 2031.
The applicable interest rate for the two tranches of the term loan facility approximated 7.34% as of June 30, 2024.
Senior Notes Due 2028 and 2031
In the second quarter of 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031”). The Senior Secured Notes due 2028 mature in June 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature in June 2031 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears and commenced December 1, 2023. These notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
7. Income Taxes
During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million in the second quarter of 2024.

8. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income from continuing operations	$150	$31	$217	$48
Net income (loss) from discontinued operations	—	2	—	(1)
Net income	$150	$33	$217	$47

Basic weighted-average common shares	116	116	116	116
Dilutive effect of stock-based awards	4	2	4	1
Diluted weighted-average common shares	120	118	120	117

Basic earnings from continuing operations per share	$1.29	$0.27	$1.87	$0.42
Basic earnings (loss) from discontinued operations per share	—	0.01	—	(0.01)
Basic earnings per share	$1.29	$0.28	$1.87	$0.41

Diluted earnings from continuing operations per share	$1.25	$0.27	$1.81	$0.41
Diluted earnings (loss) from discontinued operations per share	—	0.01	—	(0.01)
Diluted earnings per share	$1.25	$0.28	$1.81	$0.40
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
We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We review and adjust, as appropriate, accruals for loss contingencies at least quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter.
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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of June 30, 2024, we had approximately 38,000 employees and 615 locations in 17 countries serving approximately 53,000 customers.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operations.
Within the tables presented, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with favorable pricing dynamics and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $52 billion as of December 31, 2023.
We provide approximately 34,000 shippers in North America with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended June 30, 2024, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 18 billion pounds of freight through our network to its destinations.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in our people, network capacity and proprietary technology. We manage the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the expansion of our service center footprint in strategic markets with long-term demand. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we have added over 4,300 tractors and 13,600 trailers.
In 2023, we produced over 6,400 trailers at our in-house trailer manufacturing facility, surpassing our goal of more than 6,000 trailers, and for the six months ended June 30, 2024, we produced over 2,600 trailers. Our in-house trailer manufacturing is an example of a self-reliant capability that is competitively advantageous to us, particularly when industry conditions make it difficult to source equipment.
In December 2023, we completed the acquisition of 28 service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), representing approximately 2,900 doors. We expect the net increase in doors to be approximately two-thirds of the gross number purchased as we look for opportunities to rationalize our existing footprint. This strategic acquisition of assets aligns with our commitment to invest in expanding our LTL network capacity.
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
Our range of freight services in Europe encompasses dedicated truckload, LTL, truck brokerage, managed transportation, last mile, freight forwarding, warehousing and, increasingly, multimodal solutions, such as road-rail and road-short sea combinations that we tailor to customer needs. Our operators use our proprietary technology to manage these services within our digital ecosystem in Europe.
Technology
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended June 30, 2024, we moved approximately 18 billion pounds of freight 823 million miles, including moving linehaul freight an average of 2.7 million miles a day.

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
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$2,079	$1,917	100.0%	100.0%	8.5%	$4,097	$3,824	100.0%	100.0%	7.1%
Salaries, wages and employee benefits	854	783	41.1%	40.8%	9.1%	1,688	1,545	41.2%	40.4%	9.3%
Purchased transportation	436	444	21.0%	23.2%	(1.8)%	874	901	21.3%	23.6%	(3.0)%
Fuel, operating expenses and supplies	402	390	19.3%	20.3%	3.1%	814	817	19.9%	21.4%	(0.4)%
Operating taxes and licenses	21	15	1.0%	0.8%	40.0%	40	30	1.0%	0.8%	33.3%
Insurance and claims	33	46	1.6%	2.4%	(28.3)%	71	90	1.7%	2.4%	(21.1)%
Gains on sales of property and equipment	(4)	(2)	(0.2)%	(0.1)%	100.0%	(5)	(5)	(0.1)%	(0.1)%	—%
Depreciation and amortization expense	122	107	5.9%	5.6%	14.0%	239	208	5.8%	5.4%	14.9%
Transaction and integration costs	12	17	0.6%	0.9%	(29.4)%	26	39	0.6%	1.0%	(33.3)%
Restructuring costs	6	10	0.3%	0.5%	(40.0)%	14	34	0.3%	0.9%	(58.8)%
Operating income	197	107	9.5%	5.6%	84.1%	335	165	8.2%	4.3%	103.0%
Other income	(6)	(3)	(0.3)%	(0.2)%	100.0%	(16)	(8)	(0.4)%	(0.2)%	100.0%
Debt extinguishment loss	—	23	—%	1.2%	(100.0)%	—	23	—%	0.6%	(100.0)%
Interest expense	56	43	2.7%	2.2%	30.2%	114	85	2.8%	2.2%	34.1%
Income from continuing operations before income tax provision	147	44	7.1%	2.3%	234.1%	237	65	5.8%	1.7%	264.6%
Income tax provision (benefit)	(3)	13	(0.1)%	0.7%	NM	20	17	0.5%	0.4%	17.6%
Income from continuing operations	150	31	7.2%	1.6%	383.9%	217	48	5.3%	1.3%	352.1%
Income (loss) from discontinued operations, net of taxes	—	2	—%	0.1%	(100.0)%	—	(1)	—%	—%	(100.0)%
Net income	$150	$33	7.2%	1.7%	354.5%	$217	$47	5.3%	1.2%	361.7%

NM - Not meaningful.
Three and Six Months Ended June 30, 2024 Compared with Three and Six Months Ended June 30, 2023
Our consolidated revenue for the second quarter of 2024 increased 8.5% to $2.1 billion, compared with the same quarter in 2023. Our consolidated revenue for the first six months of 2024 increased 7.1% to $4.1 billion, compared with the same period in 2023. The increase in both periods primarily reflects growth in our North American LTL segment and, to a lesser extent, growth in our European Transportation segment. Foreign currency movement did not impact revenue in the second quarter of 2024 and increased revenue by approximately 0.5 percentage points in the first six months of 2024.

Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the second quarter of 2024 was $854 million, or 41.1% of revenue, compared with $783 million, or 40.8% of revenue, for the same quarter in 2023. Salaries, wages and employee benefits for the first six months of 2024 was $1.7 billion, or 41.2% of revenue, compared with $1.5 billion, or 40.4% of revenue, for the same period in 2023. The year-over-year increase as a percentage of revenue in both periods primarily reflects the impact of inflation on our cost base, the insourcing of a greater proportion of linehaul from third-party transportation providers, and higher incentive compensation related to our operating performance. The increase in salaries, wages and employee benefits also reflects higher volumes in both of our segments.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the second quarter of 2024 was $436 million, or 21.0% of revenue, compared with $444 million, or 23.2% of revenue, for the same quarter in 2023. Purchased transportation for the first six months of 2024 was $874 million, or 21.3% of revenue, compared with $901 million, or 23.6% of revenue, for the same period in 2023. The year-over-year decrease as a percentage of revenue in both periods primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers and, to a lesser extent, lower rates paid to third-party providers for purchased transportation miles in our North American LTL segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the second quarter of 2024 was $402 million, or 19.3% of revenue, compared with $390 million, or 20.3% of revenue, for the same quarter in 2023. Fuel, operating expenses and supplies for the first six months of 2024 was $814 million, or 19.9% of revenue, compared with $817 million, or 21.4% of revenue, for the same period in 2023. The year-over-year decrease as a percentage of revenue in both periods primarily reflects lower fuel costs, maintenance costs and bad debt expense as a percentage of revenue.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the second quarter of 2024 was $21 million, compared with $15 million for the same quarter in 2023. Operating taxes and licenses for the first six months of 2024 was $40 million, compared with $30 million for the same period in 2023. The year-over-year increase in both periods primarily reflects property taxes on newly acquired service centers and lower tax incentives in Illinois.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the second quarter of 2024 was $33 million, compared with $46 million for the same quarter in 2023. Insurance and claims for the first six months of 2024 was $71 million, compared with $90 million for the same period in 2023. The year-over-year decrease in both periods reflects lower expense due to improved damage frequency.
Gains on sales of property and equipment for the second quarter of 2024 was $4 million, compared with $2 million for the same quarter in 2023. Gains on sales of property and equipment for both the first six months of 2024 and 2023 was $5 million. The increase in the second quarter of 2024 is consistent with our lifecycle management approach for fleet in Europe.
Depreciation and amortization expense for the second quarter of 2024 was $122 million, compared with $107 million for the same quarter in 2023. Depreciation and amortization expense for the first six months of 2024 was $239 million, compared with $208 million for the same period in 2023. The year-over-year increase in both periods reflects the impact of capital investments, in particular tractors and trailers.

Transaction and integration costs for the second quarter of 2024 were $12 million, compared with $17 million for the same quarter in 2023. Transaction and integration costs for the first six months of 2024 were $26 million, compared with $39 million for the same period in 2023. Transaction and integration costs for both periods of 2024 and 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives, while the 2023 periods also include retention awards for certain employees. We expect stock-based compensation costs related to our previously announced strategic initiatives to conclude in 2024.
Restructuring costs for the second quarter of 2024 were $6 million, compared with $10 million for the same quarter in 2023. Restructuring costs for the first six months of 2024 were $14 million, compared with $34 million for the same period in 2023. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the second quarter of 2024 was $6 million, compared with $3 million for the same quarter in 2023. Other income for the first six months of 2024 was $16 million, compared with $8 million for the same period in 2023. The year-over-year increase in both periods primarily reflects an increase in net periodic pension income, as well as $3 million in investment income in the first six months of 2024.
Debt extinguishment loss was $23 million for the second quarter and first six months of 2023, which related to the refinancing of our Term Loan Facility in the second quarter of 2023. There was no debt extinguishment loss for the second quarter and first six months of 2024.
Interest expense increased to $56 million for the second quarter of 2024, compared with $43 million for the same quarter in 2023. Interest expense increased to $114 million for the first six months of 2024, compared with $85 million for the same period in 2023. The increase in both periods is primarily due to the debt issuance in the fourth quarter of 2023 to finance the Yellow Asset Acquisition and higher prevailing interest rates in 2024.
Our effective income tax rates were (2.0)% and 28.8% for the second quarter of 2024 and 2023, respectively, and 8.3% and 25.4% for the first six months of 2024 and 2023, respectively. The effective income tax rates for the second quarter and six-month periods of 2024 and 2023 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The year-over-year decrease in our effective income tax rates in both periods was primarily driven by a one-time tax benefit of $41 million associated with a legal entity reorganization in our European Transportation business that occurred in the second quarter of 2024 and a reduced impact from forecasted non-deductible executive compensation expense as a result of higher pre-tax income in 2024 compared to the same periods in 2023, partially offset by the impact of losses for which no tax benefit can be recognized.
We expect the legal entity reorganization to generate a net refund of approximately $45 million, primarily in 2025.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision (benefit), depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.

North American Less-Than-Truckload Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$1,272	$1,136	100.0%	100.0%	12.0%	$2,493	$2,256	100.0%	100.0%	10.5%
Adjusted EBITDA (1)	297	208	23.3%	18.3%	42.8%	551	390	22.1%	17.3%	41.3%
Depreciation and amortization	86	71	6.8%	6.3%	21.1%	168	139	6.7%	6.2%	20.9%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 12.0% to $1.3 billion for the second quarter of 2024, compared with $1.1 billion for the same quarter in 2023. Revenue increased 10.5% to $2.5 billion for the first six months of 2024, compared with $2.3 billion for the same period in 2023. Revenue included fuel surcharge revenue of $208 million and $196 million, respectively, for the second quarters of 2024 and 2023, and $418 million and $413 million, respectively, for the first six months of 2024 and 2023.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change %	2024	2023	Change %
Pounds per day (thousands)	72,658	70,290	3.4%	71,687	69,587	3.0%
Shipments per day	53,519	51,220	4.5%	52,460	50,159	4.6%
Average weight per shipment (in pounds)	1,358	1,372	(1.1)%	1,367	1,387	(1.5)%
Gross revenue per hundredweight, excluding fuel surcharges	$23.56	$21.63	9.0%	$23.35	$21.34	9.4%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for both the second quarter and first six months of 2024 reflects higher gross revenue per hundredweight and volume, primarily related to our improvements in service quality. The increase in yield for both the second quarter and first six months 2024 reflects the benefit of numerous pricing initiatives. The increase in volume per day for both the second quarter and first six months of 2024 reflects higher shipments per day, partially offset by lower average weight per shipment.
Adjusted EBITDA was $297 million, or 23.3% of revenue, for the second quarter of 2024, compared with $208 million, or 18.3% of revenue, for the same quarter in 2023. Adjusted EBITDA was $551 million, or 22.1% of revenue, for the first six months of 2024, compared with $390 million, or 17.3% of revenue, for the same period in 2023. The increase in Adjusted EBITDA as a percentage of revenue in both the second quarter and first six months of 2024 reflects lower purchased transportation, damage claims, fuel costs, maintenance costs and bad debt expense as a percentage of revenue.
Depreciation and amortization expense increased to $86 million in the second quarter of 2024 compared with $71 million for the same quarter in 2023. Depreciation and amortization expense increased to $168 million in the first six months of 2024 compared with $139 million for the same period in 2023. The increase in both the second quarter and first six months of 2024 was due to the impact of capital investments, in particular tractors and trailers.

European Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$808	$781	100.0%	100.0%	3.5%	$1,605	$1,568	100.0%	100.0%	2.4%
Adjusted EBITDA (1)	49	46	6.1%	6.0%	6.5%	87	83	5.4%	5.3%	4.8%
Depreciation and amortization	35	33	4.3%	4.2%	6.1%	70	65	4.4%	4.1%	7.7%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 3.5% to $808 million for the second quarter of 2024, compared with $781 million for the same quarter in 2023. Revenue increased 2.4% to $1.61 billion for the first six months of 2024, compared with $1.57 billion for the same period in 2023. Foreign currency movement did not impact revenue in the second quarter of 2024 and increased revenue by approximately 1.2 percentage points in the first six months of 2024. The increase in revenue during both periods in 2024, compared to the same periods in 2023, after taking into effect the impact of foreign currency movement, primarily reflects higher yield and volume.
Adjusted EBITDA was $49 million, or 6.1% of revenue, for the second quarter of 2024, compared with $46 million, or 6.0% of revenue, for the same quarter in 2023. Adjusted EBITDA was $87 million, or 5.4% of revenue, for the first six months of 2024, compared with $83 million, or 5.3% of revenue, for the same period in 2023. The change in Adjusted EBITDA as a percentage of revenue in both the second quarter and the first six months of 2024 primarily reflects lower fuel costs offset by higher salaries, wages and employee benefits as a percentage of revenue.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $250 million as of June 30, 2024, compared to $412 million as of December 31, 2023. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of June 30, 2024, we have $586 million available to draw under our ABL Facility, based on a borrowing base of $587 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $137 million in aggregate face amount of letters of credit as of June 30, 2024.
As of June 30, 2024, we had approximately $836 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $214 million as of June 30, 2024). As of June 30, 2024, €6 million (approximately $6 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
Term Loan Facility
In 2015, we entered into a Term Loan Credit Agreement that provided for a single borrowing of $1.6 billion, which was subsequently amended to increase the principal balance to $2.0 billion and to extend the maturity date to February 2025 (the “Existing Term Loan Facility”).

In the second quarter of 2023, we amended the Term Loan Credit Agreement to obtain $700 million of new term loans (the “New Term Loan Facility”) having substantially similar terms as the Existing Term Loan Facility, except with respect to maturity date, issue price, interest rate, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The New Term Loan Facility was issued at 99.5% of the face amount and will mature in May 2028.
In the same period, we used net proceeds from the New Term Loan Facility, the Senior Secured Notes due 2028 (as defined below) and the Senior Notes due 2031 (as defined below), together with cash on hand, to repay $2.0 billion of outstanding principal under the Existing Term Loan Facility and to pay related fees, expenses and accrued interest. We recorded a debt extinguishment loss of $23 million in the second quarter 2023 due to this repayment.
In the fourth quarter of 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans are a new tranche of loans under the Term Loan Credit Agreement and will mature in February 2031.
The applicable interest rate for the two tranches of the term loan facility approximated 7.34% as of June 30, 2024.
Senior Notes Due 2028 and 2031
In the second quarter of 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031”). The Senior Secured Notes due 2028 mature in June 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature in June 2031 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears and commenced December 1, 2023. These notes were issued at par and were used to repay our Existing Term Loan Facility as described above.
Loan Covenants and Compliance
As of June 30, 2024, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$355	$207
Net cash used in investing activities from continuing operations	(483)	(342)
Net cash used in financing activities from continuing operations	(35)	(36)
During the six months ended June 30, 2024, we generated cash from operating activities from continuing operations of $355 million. We used cash during the period primarily to: (i) purchase property and equipment of $496 million; (ii) make payments on debt and finance leases of $39 million; and (iii) make payments of $17 million related to tax withholding obligations in connection with the vesting of restricted shares.
During the six months ended June 30, 2023, we: (i) generated cash from operating activities from continuing operations of $207 million; and (ii) received net proceeds of $2.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $355 million; and (ii) repurchase our Existing Term Loan Facility for $2.0 billion.
Cash flows from operating activities from continuing operations for the six months ended June 30, 2024 increased by $148 million, compared with the same period in 2023. The increase primarily reflects: (i) higher income from continuing operations of $169 million; (ii) higher non-cash depreciation and amortization of $31 million, that is added back in the determination of operating cash flows and (iii) higher non-cash deferred tax expense of $31 million, that is also added back in the determination of operating cash flows. These items were partially offset by the impact of operating assets and liabilities utilizing $175 million of cash in the first six months of 2024, compared with utilizing $125 million during the same period in 2023.

Investing activities from continuing operations used $483 million of cash in the six months ended June 30, 2024 and $342 million of cash in the six months ended June 30, 2023. During the six months ended June 30, 2024, we used $496 million to purchase property and equipment, as compared to a $355 million usage of cash in the same period in 2023. The increase reflects our continued investment to support our long-term growth targets.
Financing activities from continuing operations used $35 million of cash in the six months ended June 30, 2024 and $36 million of cash in the six months ended June 30, 2023. The primary use of cash from financing activities during the first six months of 2024 was $39 million used to repay borrowings, primarily related to finance lease obligations, and $17 million to make payments for tax withholdings on restricted shares. The primary uses of cash from financing activities during the first six months of 2023 was $2.0 billion used to repay our Existing Term Loan Facility. The primary source of cash from financing activities during the first six months of 2024 was $27 million of proceeds from bank overdrafts. The primary source of cash from financing activities during the first six months of 2023 was $2.0 billion of net proceeds from the issuance of debt.
There were no material changes to our December 31, 2023 contractual obligations during the six months ended June 30, 2024. We anticipate full year gross capital expenditures to be between $700 million and $800 million in 2024, funded by cash on hand, cash generated from operations and available liquidity. This includes capital expenditures to integrate the service centers acquired in the Yellow Asset Acquisition into our network.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2024, as compared with the quantitative and qualitative disclosures about market risk described in our 2023 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Note 9—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

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

10.1
Amendment No. 8 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 22, 2024, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024.

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
Date: August 1, 2024