Form 10-Q
period 2024-09-30
XPO, Inc.
filed 2024-10-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2024, there were 116,401,890 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$378	$412
Accounts receivable, net of allowances of $46 and $45, respectively	1,064	973
Other current assets	212	208
Total current assets	1,654	1,593
Long-term assets
Property and equipment, net of $1,991 and $1,853 in accumulated depreciation, respectively	3,357	3,075
Operating lease assets	750	708
Goodwill	1,516	1,498
Identifiable intangible assets, net of $499 and $452 in accumulated amortization, respectively	381	422
Other long-term assets	266	196
Total long-term assets	6,269	5,899
Total assets	$7,923	$7,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$445	$532
Accrued expenses	805	775
Short-term borrowings and current maturities of long-term debt	68	69
Short-term operating lease liabilities	134	121
Other current liabilities	112	93
Total current liabilities	1,563	1,590
Long-term liabilities
Long-term debt	3,343	3,335
Deferred tax liability	371	337
Employee benefit obligations	88	91
Long-term operating lease liabilities	614	588
Other long-term liabilities	303	285
Total long-term liabilities	4,719	4,636
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 116 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,340	1,298
Retained earnings	496	185
Accumulated other comprehensive loss	(195)	(217)
Total equity	1,641	1,266
Total liabilities and equity	$7,923	$7,492
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue	$2,053	$1,980	$6,150	$5,804
Salaries, wages and employee benefits	852	809	2,541	2,354
Purchased transportation	430	437	1,303	1,338
Fuel, operating expenses and supplies	399	406	1,213	1,223
Operating taxes and licenses	21	15	61	45
Insurance and claims	33	39	105	129
(Gains) losses on sales of property and equipment	—	1	(5)	(4)
Depreciation and amortization expense	126	110	365	318
Transaction and integration costs	13	8	39	47
Restructuring costs	3	1	17	35
Operating income	176	154	511	319
Other income	(15)	(4)	(31)	(12)
Debt extinguishment loss	—	—	—	23
Interest expense	56	41	170	126
Income from continuing operations before income tax provision	135	117	372	182
Income tax provision	40	31	60	48
Income from continuing operations	95	86	312	134
Loss from discontinued operations, net of taxes	—	(2)	—	(3)
Net income	$95	$84	$312	$131

Net income (loss)
Continuing operations	$95	$86	$312	$134
Discontinued operations	—	(2)	—	(3)
Net income	$95	$84	$312	$131

Earnings (loss) per share data
Basic earnings per share from continuing operations	$0.81	$0.74	$2.68	$1.16
Basic loss per share from discontinued operations	—	(0.01)	—	(0.02)
Basic earnings per share	$0.81	$0.73	$2.68	$1.14
Diluted earnings per share from continuing operations	$0.79	$0.72	$2.60	$1.14
Diluted loss per share from discontinued operations	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.79	$0.71	$2.60	$1.12

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	116	116	116
Diluted weighted-average common shares outstanding	120	119	120	118
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$95	$84	$312	$131

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $8, $(5), $1 and $5	$30	$(21)	$20	$6
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $1, $—, $— and $1	—	(1)	1	2
Other comprehensive income (loss)	29	(22)	21	8
Comprehensive income	$124	$62	$333	$139
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from operating activities of continuing operations
Net income	$312	$131
Loss from discontinued operations, net of taxes	—	(3)
Income from continuing operations	312	134
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation and amortization	365	318
Stock compensation expense	64	58
Accretion of debt	8	8
Deferred tax expense	39	16
Gains on sales of property and equipment	(5)	(4)
Other	—	46
Changes in assets and liabilities
Accounts receivable	(87)	(141)
Other assets	(71)	(24)
Accounts payable	(29)	(38)
Accrued expenses and other liabilities	21	70
Net cash provided by operating activities from continuing operations	619	443
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(623)	(494)
Proceeds from sale of property and equipment	17	19
Proceeds from settlement of cross-currency swaps	—	2
Proceeds from sale of investment	8	—
Net cash used in investing activities from continuing operations	(598)	(473)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	1,977
Repurchase of debt	—	(2,003)
Repayment of debt and finance leases	(64)	(50)
Payment for debt issuance costs	(4)	(15)
Change in bank overdrafts	32	30
Payment for tax withholdings for restricted shares	(21)	(12)
Other	(1)	1
Net cash used in financing activities from continuing operations	(59)	(72)
Cash flows from discontinued operations
Operating activities of discontinued operations	—	(11)
Investing activities of discontinued operations	—	2
Net cash used in discontinued operations	—	(9)
Effect of exchange rates on cash, cash equivalents and restricted cash	5	2
Net decrease in cash, cash equivalents and restricted cash	(33)	(109)
Cash, cash equivalents and restricted cash, beginning of period	419	470
Cash, cash equivalents and restricted cash, end of period	$385	$361
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$175	$80
Leased assets obtained in exchange for new finance lease liabilities	62	52
Cash paid for interest	148	109
Cash paid for income taxes	71	36
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499
Net income	—	—	—	95	—	95
Other comprehensive income	—	—	—	—	29	29
Exercise and vesting of stock compensation awards	57	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Stock compensation expense	—	—	22	—	—	22
Balance as of September 30, 2024	116,401	$—	$1,340	$496	$(195)	$1,641

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	312	—	312
Other comprehensive income	—	—	—	—	21	21
Exercise and vesting of stock compensation awards	328	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(22)	—	—	(22)
Stock compensation expense	—	—	64	—	—	64
Balance as of September 30, 2024	116,401	$—	$1,340	$496	$(195)	$1,641

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2023	115,939	$—	$1,268	$43	$(192)	$1,119
Net income	—	—	—	84	—	84
Other comprehensive loss	—	—	—	—	(22)	(22)
Exercise and vesting of stock compensation awards	33	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Stock compensation expense	—	—	17	—	—	17
Other	—	—	1	—	—	1
Balance as of September 30, 2023	115,972	$—	$1,284	$127	$(214)	$1,197

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	131	—	131
Other comprehensive income	—	—	—	—	8	8
Exercise and vesting of stock compensation awards	537	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(14)	—	—	(14)
Stock compensation expense	—	—	58	—	—	58
Other	—	—	2	—	—	2
Balance as of September 30, 2023	115,972	$—	$1,284	$127	$(214)	$1,197

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Restricted Cash
As of September 30, 2024 and December 31, 2023, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $7 million.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $223 million as of September 30, 2024). As of September 30, 2024, the maximum amount available under the program was utilized. The weighted average interest rate was 5.37% as of September 30, 2024. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Securitization programs
Receivables sold in period	$440	$452	$1,339	$1,362
Cash consideration	440	452	1,339	1,362

Factoring programs
Receivables sold in period	20	23	61	81
Cash consideration	20	23	61	81
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2024 and December 31, 2023 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2024	$336	$336	$336
December 31, 2023	369	369	369
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. As of September 30, 2024, the value of our equity investment was $3 million and is reflected within Other current assets on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2024, we recognized a gain on equity investments of $9 million and $13 million, respectively, in Corporate. These amounts are included in Other income on our Condensed Consolidated Statements of Income.
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
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, in segment results reported to the CODM. We do not provide asset information by segment to the CODM. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs.

Selected financial data for our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue
North American LTL	$1,251	$1,228	$3,743	$3,484
European Transportation	803	752	2,407	2,320
Total	$2,053	$1,980	$6,150	$5,804

Adjusted EBITDA
North American LTL	$284	$241	$836	$631
European Transportation	44	44	131	127
Corporate	5	(7)	(3)	(26)
Total Adjusted EBITDA	333	278	964	732
Less:
Debt extinguishment loss	—	—	—	23
Interest expense	56	41	170	126
Income tax provision	40	31	60	48
Depreciation and amortization expense	126	110	365	318
Transaction and integration costs (1)	13	8	39	47
Restructuring costs (2)	3	1	17	35
Other	—	1	—	1
Income from continuing operations	$95	$86	$312	$134

Depreciation and amortization expense
North American LTL	$89	75	$257	$214
European Transportation	36	35	106	100
Corporate	1	—	3	4
Total	$126	$110	$365	$318
(1)    Transaction and integration costs for the periods ended September 30, 2024 and September 30, 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. Transaction and integration costs for the three months ended September 30, 2024 and 2023 include $1 million and $1 million, respectively, related to our European Transportation segment, and $12 million and $7 million, respectively, related to Corporate. Transaction and integration costs for the nine months ended September 30, 2024 and 2023 include $1 million and $0 million, respectively, related to our North American LTL segment, $2 million and $2 million, respectively, related to our European Transportation segment, and $36 million and $45 million, respectively, related to Corporate.
(2)    Restructuring costs for the three months ended September 30, 2024 and 2023 include $2 million and $1 million, respectively, related to our European Transportation segment, and $1 million and $0 million, respectively, related to Corporate. Restructuring costs for the nine months ended September 30, 2024 and 2023 include $2 million and $10 million, respectively, related to our North American LTL segment, $13 million and $9 million, respectively, related to our European Transportation segment, and $2 million and $16 million, respectively, related to Corporate. See Note 4— Restructuring Charges for further information on our restructuring actions.

3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,224	$—	$1,224
North America (excluding United States)	27	—	27
France	—	320	320
United Kingdom	—	269	269
Europe (excluding France and United Kingdom)	—	214	214
Total	$1,251	$803	$2,053

	Three Months Ended September 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,202	$—	$1,202
North America (excluding United States)	26	—	26
France	—	309	309
United Kingdom	—	232	232
Europe (excluding France and United Kingdom)	—	211	211
Total	$1,228	$752	$1,980

	Nine Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,662	$—	$3,662
North America (excluding United States)	81	—	81
France	—	984	984
United Kingdom	—	766	766
Europe (excluding France and United Kingdom)	—	657	657
Total	$3,743	$2,407	$6,150

	Nine Months Ended September 30, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,411	$—	$3,411
North America (excluding United States)	73	—	73
France	—	980	980
United Kingdom	—	682	682
Europe (excluding France and United Kingdom)	—	658	658
Total	$3,484	$2,320	$5,804

4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of September 30, 2024
Severance
North American LTL	$2	$—	$(2)	$1	$1
European Transportation	1	12	(11)	—	2
Corporate	8	2	(7)	(1)	3
Total	$11	$14	$(20)	$—	$6
In addition to the severance charges noted in the table above, we recorded non-cash charges in our North American LTL and European Transportation segments of $2 million and $1 million, respectively, during the first nine months of 2024.
We expect that the majority of the cash outlays related to the severance charges incurred in the first nine months of 2024 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$249	Other current assets	$—	Other current liabilities	$(17)
Cross-currency swap agreements	403	Other long-term assets	—	Other long-term liabilities	(22)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(1)
Total			$—		$(39)

	December 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other current assets	$—	Other current liabilities	$(34)
Interest rate swaps	350	Other current assets	—	Other current liabilities	(2)
Interest rate swaps	200	Other long-term assets	—	Other long-term liabilities	—
Total			$—		$(36)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2024	2023	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$(1)	$—	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(23)	20	—	—	2	2
Total	$(24)	$19	$—	$1	$2	$2

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$1	$1	$1	$2	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(5)	7	—	—	7	6
Total	$(4)	$8	$1	$2	$7	$6
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
During the term of the swap contracts, we receive interest on a quarterly basis from the counterparties based on USD fixed interest rates, and we pay interest, also on a quarterly basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2027.
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
6. Debt

	September 30, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,089	$1,100	$1,087
6.25% senior secured notes due 2028	830	823	830	822
7.125% senior notes due 2031	450	445	450	445
7.125% senior notes due 2032	585	576	585	575
6.70% senior debentures due 2034	300	224	300	221
Finance leases, asset financing and other	254	254	254	254
Total debt	3,519	3,411	3,519	3,404
Short-term borrowings and current maturities of long-term debt	68	68	69	69
Long-term debt	$3,451	$3,343	$3,450	$3,335
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2024	$3,616	$2,276	$1,340
December 31, 2023	3,583	2,235	1,348
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
ABL Facility
As of September 30, 2024, our borrowing base was $557 million and our availability under our Second Amended and Restated Revolving Credit Agreement, as amended (the “ABL Facility”), was $556 million after considering outstanding letters of credit of less than $1 million. As of September 30, 2024, we were in compliance with the ABL Facility’s financial covenants.

Letters of Credit Facility
As of September 30, 2024, we had issued $137 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
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
The weighted average interest rate of our term loans was approximately 7.20% as of September 30, 2024.
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
7. Income Taxes
During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million for the second quarter of 2024 ($40 million for the nine months ended September 30, 2024).

8. Earnings (Loss) per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Net income from continuing operations	$95	$86	$312	$134
Net loss from discontinued operations	—	(2)	—	(3)
Net income	$95	$84	$312	$131

Basic weighted-average common shares	116	116	116	116
Dilutive effect of stock-based awards	4	3	4	2
Diluted weighted-average common shares	120	119	120	118

Basic earnings from continuing operations per share	$0.81	$0.74	$2.68	$1.16
Basic loss from discontinued operations per share	—	(0.01)	—	(0.02)
Basic earnings per share	$0.81	$0.73	$2.68	$1.14

Diluted earnings from continuing operations per share	$0.79	$0.72	$2.60	$1.14
Diluted loss from discontinued operations per share	—	(0.01)	—	(0.02)
Diluted earnings per share	$0.79	$0.71	$2.60	$1.12
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

Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue took place in October 2024 where the jury issued a favorable verdict for the Company, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial on allocation of defense and indemnity costs among the applicable insurance policies is to take place in early 2025. We have accrued an immaterial amount for the potential exposure associated with ultimate allocation to the relevant policies; however, any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time.

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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of September 30, 2024, we had approximately 38,000 employees and 611 locations in 17 countries serving approximately 54,000 customers.
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

We provide approximately 35,000 shippers in North America with critical geographic density and day-definite domestic and cross-border services to approximately 99% of U.S. zip codes, as well as Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended September 30, 2024, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 18 billion pounds of freight through our network to its destinations.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in our people, network capacity and proprietary technology. We manage the business to specific objectives, such as high customer service scores for on-time delivery and damage-free freight, the optimal sourcing of linehaul transportation, and the expansion of our service center footprint in strategic markets with long-term demand. Since implementing our LTL 2.0 growth plan in the fourth quarter of 2021, we have added over 4,400 tractors and 14,700 trailers.
In 2023, we produced over 6,400 trailers at our in-house trailer manufacturing facility, surpassing our goal of more than 6,000 trailers, and for the nine months ended September 30, 2024, we produced over 3,600 trailers. Our in-house trailer manufacturing is an example of a self-reliant capability that is competitively advantageous to us, particularly when industry conditions make it difficult to source equipment.
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
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. In 2024, the overall freight environment continues to be recessionary, in large part due to underlying demand trends. Despite this, we continue to perform well and see growth potential ahead as we continue to expand our business by investing in capacity for the long-term, gaining profitable market share and aligning price with the value we provide to customers.
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
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes linehaul, pickup-and-delivery and pricing — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended September 30, 2024, we moved approximately 18 billion pounds of freight 820 million miles, including moving linehaul freight an average of 2.6 million miles a day.

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
Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$2,053	$1,980	100.0%	100.0%	3.7%	$6,150	$5,804	100.0%	100.0%	6.0%
Salaries, wages and employee benefits	852	809	41.5%	40.9%	5.3%	2,541	2,354	41.3%	40.6%	7.9%
Purchased transportation	430	437	20.9%	22.1%	(1.6)%	1,303	1,338	21.2%	23.1%	(2.6)%
Fuel, operating expenses and supplies	399	406	19.4%	20.5%	(1.7)%	1,213	1,223	19.7%	21.1%	(0.8)%
Operating taxes and licenses	21	15	1.0%	0.8%	40.0%	61	45	1.0%	0.8%	35.6%
Insurance and claims	33	39	1.6%	2.0%	(15.4)%	105	129	1.7%	2.2%	(18.6)%
(Gains) losses on sales of property and equipment	—	1	—%	0.1%	(100.0)%	(5)	(4)	(0.1)%	(0.1)%	25.0%
Depreciation and amortization expense	126	110	6.1%	5.6%	14.5%	365	318	5.9%	5.5%	14.8%
Transaction and integration costs	13	8	0.6%	0.4%	62.5%	39	47	0.6%	0.8%	(17.0)%
Restructuring costs	3	1	0.1%	0.1%	200.0%	17	35	0.3%	0.6%	(51.4)%
Operating income	176	154	8.6%	7.8%	14.3%	511	319	8.3%	5.5%	60.2%
Other income	(15)	(4)	(0.7)%	(0.2)%	275.0%	(31)	(12)	(0.5)%	(0.2)%	158.3%
Debt extinguishment loss	—	—	—%	—%	—%	—	23	—%	0.4%	(100.0)%
Interest expense	56	41	2.7%	2.1%	36.6%	170	126	2.8%	2.2%	34.9%
Income from continuing operations before income tax provision	135	117	6.6%	5.9%	15.4%	372	182	6.0%	3.1%	104.4%
Income tax provision	40	31	1.9%	1.6%	29.0%	60	48	1.0%	0.8%	25.0%
Income from continuing operations	95	86	4.6%	4.3%	10.5%	312	134	5.1%	2.3%	132.8%
Loss from discontinued operations, net of taxes	—	(2)	—%	(0.1)%	(100.0)%	—	(3)	—%	(0.1)%	(100.0)%
Net income	$95	$84	4.6%	4.2%	13.1%	$312	$131	5.1%	2.3%	138.2%

Three and Nine Months Ended September 30, 2024 Compared with Three and Nine Months Ended September 30, 2023
Our consolidated revenue for the third quarter of 2024 increased 3.7% to $2.1 billion, compared with the same quarter in 2023. Our consolidated revenue for the first nine months of 2024 increased 6.0% to $6.2 billion, compared with the same period in 2023. The increase in both periods reflects growth in both of our reportable segments, partially offset by a decline in fuel surcharge revenue in our North American LTL segment. Foreign currency movement did not impact revenue in the third quarter of 2024 and increased revenue by approximately 0.3 percentage points in the first nine months of 2024.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the third quarter of 2024 was $852 million, or 41.5% of revenue, compared with $809 million, or 40.9% of revenue, for the same quarter in 2023. Salaries, wages and employee benefits for the first nine months of 2024 was $2.5 billion, or 41.3% of revenue, compared with $2.4 billion, or 40.6% of revenue, for the same period in

2023. The year-over-year increase as a percentage of revenue in both periods primarily reflects the impact of inflation on our cost base and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the third quarter of 2024 was $430 million, or 20.9% of revenue, compared with $437 million, or 22.1% of revenue, for the same quarter in 2023. Purchased transportation for the first nine months of 2024 was $1.30 billion, or 21.2% of revenue, compared with $1.34 billion, or 23.1% of revenue, for the same period in 2023. The year-over-year decrease as a percentage of revenue in both periods primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers and, to a lesser extent, lower rates paid to third-party providers for purchased transportation miles in our North American LTL segment, partially offset by higher purchased transportation in our European Transportation segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the third quarter of 2024 was $399 million, or 19.4% of revenue, compared with $406 million, or 20.5% of revenue, for the same quarter in 2023. Fuel, operating expenses and supplies for the first nine months of 2024 was $1.21 billion, or 19.7% of revenue, compared with $1.22 billion, or 21.1% of revenue, for the same period in 2023. The year-over-year decrease as a percentage of revenue in both periods primarily reflects lower fuel costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the third quarter of 2024 was $21 million, compared with $15 million for the same quarter in 2023. Operating taxes and licenses for the first nine months of 2024 was $61 million, compared with $45 million for the same period in 2023. The year-over-year increase in both periods primarily reflects property taxes on service centers acquired in the Yellow Asset Acquisition.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the third quarter of 2024 was $33 million, compared with $39 million for the same quarter in 2023. Insurance and claims for the first nine months of 2024 was $105 million, compared with $129 million for the same period in 2023. The year-over-year decrease in both periods reflects lower expense due to improved damage frequency, partially offset by higher vehicular insurance costs.
(Gains) losses on sales of property and equipment for the third quarter of 2024 was $0 million, compared with a loss of $1 million for the same quarter in 2023. (Gains) losses on sales of property and equipment in the first nine months of 2024 was a gain of $5 million, compared with a gain of $4 million for the same period in 2023.
Depreciation and amortization expense for the third quarter of 2024 was $126 million, compared with $110 million for the same quarter in 2023. Depreciation and amortization expense for the first nine months of 2024 was $365 million, compared with $318 million for the same period in 2023. The year-over-year increase in both periods reflects the impact of capital investments, in particular tractors and trailers, as well as service centers acquired in the Yellow Asset Acquisition.
Transaction and integration costs for the third quarter of 2024 were $13 million, compared with $8 million for the same quarter in 2023. Transaction and integration costs for the first nine months of 2024 were $39 million, compared with $47 million for the same period in 2023. Transaction and integration costs for both periods of 2024 and 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives. We expect stock-based compensation costs related to our previously announced strategic initiatives to conclude in 2024.
Restructuring costs for the third quarter of 2024 were $3 million, compared with $1 million for the same quarter in 2023. Restructuring costs for the first nine months of 2024 were $17 million, compared with $35 million for the same period in 2023. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.

Other income for the third quarter of 2024 was $15 million, compared with $4 million for the same quarter in 2023. Other income for the first nine months of 2024 was $31 million, compared with $12 million for the same period in 2023. The year-over-year increase reflects $9 million of investment income in the third quarter of 2024 and $13 million of investment income in the first nine months of 2024 in Corporate on a past investment in a private company that was sold in the quarter, compared with no investment income in the 2023 periods, as well as an increase in net periodic pension income in both 2024 periods.
Debt extinguishment loss was $23 million for the first nine months of 2023, which related to the refinancing of our Existing Term Loan Facility (as defined below) in the second quarter of 2023. There was no debt extinguishment loss in the third quarter of 2023 or in 2024.
Interest expense increased to $56 million for the third quarter of 2024, compared with $41 million for the same quarter in 2023. Interest expense increased to $170 million for the first nine months of 2024, compared with $126 million for the same period in 2023. The increase in both periods is primarily due to the debt issuance in the fourth quarter of 2023 to finance the Yellow Asset Acquisition.
Our effective income tax rates were 29.7% and 27.0% for the third quarter of 2024 and 2023, respectively, and 16.0% and 26.4% for the first nine months of 2024 and 2023, respectively. The effective income tax rates for the third quarter and nine-month periods of 2024 and 2023 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The increase in our effective income tax rate for the third quarter of 2024 compared to the same period in 2023 was primarily driven by losses for which no tax benefit can be recognized and a reduction in the one-time tax benefit initially recognized in the second quarter of 2024 related to the legal entity reorganization in our European Transportation business, partially offset by a decrease in forecasted non-deductible executive compensation expense. The decrease in our effective income tax rate for the first nine months of 2024 compared to the same period in 2023 was primarily driven by a one-time tax benefit of $40 million associated with the legal entity reorganization in our European Transportation business and a reduced impact from forecasted non-deductible executive compensation expense as a result of higher pre-tax income in 2024 compared to the same period in 2023, partially offset by the impact of losses for which no tax benefit can be recognized.
We expect the legal entity reorganization to generate a net cash refund of approximately $45 million, to be received primarily in 2025.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, transaction and integration costs, restructuring costs and other adjustments. Segment Adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of Adjusted EBITDA to Income from continuing operations.

North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$1,251	$1,228	100.0%	100.0%	1.9%	$3,743	$3,484	100.0%	100.0%	7.4%
Adjusted EBITDA (1)	284	241	22.7%	19.6%	17.8%	836	631	22.3%	18.1%	32.5%
Depreciation and amortization	89	75	7.1%	6.1%	18.7%	257	214	6.9%	6.1%	20.1%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 1.9% to $1.3 billion for the third quarter of 2024, compared with $1.2 billion for the same quarter in 2023. Revenue increased 7.4% to $3.7 billion for the first nine months of 2024, compared with $3.5 billion for the same period in 2023. Revenue included fuel surcharge revenue of $195 million and $223 million, respectively, for the third quarters of 2024 and 2023, and $613 million and $636 million, respectively, for the first nine months of 2024 and 2023. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change %	2024	2023	Change %
Pounds per day (thousands)	69,470	72,257	(3.9)%	70,950	70,465	0.7%
Shipments per day	51,921	53,637	(3.2)%	52,281	51,303	1.9%
Average weight per shipment (in pounds)	1,338	1,347	(0.7)%	1,357	1,374	(1.2)%
Gross revenue per hundredweight, excluding fuel surcharges	$24.34	$22.81	6.7%	$23.67	$21.84	8.4%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for both the third quarter and first nine months of 2024 reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives, partially offset by lower volume in the third quarter of 2024. The decrease in volume per day for the third quarter of 2024 reflects lower shipments per day and average weight per shipment. Volume per day increased for the first nine months of 2024, reflecting higher shipments per day partially offset by lower average weight per shipment.
Adjusted EBITDA was $284 million, or 22.7% of revenue, for the third quarter of 2024, compared with $241 million, or 19.6% of revenue, for the same quarter in 2023. Adjusted EBITDA was $836 million, or 22.3% of revenue, for the first nine months of 2024, compared with $631 million, or 18.1% of revenue, for the same period in 2023. The increase in Adjusted EBITDA as a percentage of revenue in both the third quarter and first nine months of 2024 reflects lower purchased transportation, damage claims, and fuel costs, partially offset by higher salaries, wages and employee benefits and vehicular insurance costs.
Depreciation and amortization expense increased to $89 million in the third quarter of 2024 compared with $75 million for the same quarter in 2023. Depreciation and amortization expense increased to $257 million in the first nine months of 2024 compared with $214 million for the same period in 2023. The increase in both the third quarter and first nine months of 2024 was due to the impact of capital investments, in particular tractors and trailers, as well as service centers acquired in the Yellow Asset Acquisition.

European Transportation Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023	2024	2023	2024	2023	2024 vs. 2023
Revenue	$803	$752	100.0%	100.0%	6.8%	$2,407	$2,320	100.0%	100.0%	3.8%
Adjusted EBITDA (1)	44	44	5.4%	5.8%	—%	131	127	5.4%	5.5%	3.1%
Depreciation and amortization	36	35	4.5%	4.7%	2.9%	106	100	4.4%	4.3%	6.0%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 6.8% to $803 million for the third quarter of 2024, compared with $752 million for the same quarter in 2023. Revenue increased 3.8% to $2.4 billion for the first nine months of 2024, compared with $2.3 billion for the same period in 2023. Foreign currency movement increased revenue by approximately 0.1 percentage points in the third quarter of 2024 and by approximately 0.9 percentage points in the first nine months of 2024. The increase in revenue during both periods in 2024, compared to the same periods in 2023, after taking into effect the impact of foreign currency movement, primarily reflects higher volume and yield.
Adjusted EBITDA was $44 million, or 5.4% of revenue, for the third quarter of 2024, compared with $44 million, or 5.8% of revenue, for the same quarter in 2023. Adjusted EBITDA was $131 million, or 5.4% of revenue, for the first nine months of 2024, compared with $127 million, or 5.5% of revenue, for the same period in 2023. The change in Adjusted EBITDA as a percentage of revenue in both the third quarter and the first nine months of 2024 primarily reflects higher salaries, wages and employee benefits and purchased transportation, partially offset by lower fuel costs as a percentage of revenue.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $378 million as of September 30, 2024, compared to $412 million as of December 31, 2023. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of September 30, 2024, we have $556 million available to draw under our ABL Facility, based on a borrowing base of $557 million and outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $137 million in aggregate face amount of letters of credit as of September 30, 2024.
As of September 30, 2024, we had approximately $934 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $223 million as of September 30, 2024). As of September 30, 2024, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.

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
The weighted average interest rate of our term loans was approximately 7.20% as of September 30, 2024.
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
Loan Covenants and Compliance
As of September 30, 2024, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$619	$443
Net cash used in investing activities from continuing operations	(598)	(473)
Net cash used in financing activities from continuing operations	(59)	(72)
During the nine months ended September 30, 2024, we generated cash from operating activities from continuing operations of $619 million. We used cash during the period primarily to: (i) purchase property and equipment of $623 million; (ii) make payments on debt and finance leases of $64 million; and (iii) make payments of $21 million related to tax withholding obligations in connection with the vesting of restricted shares.
During the nine months ended September 30, 2023, we: (i) generated cash from operating activities from continuing operations of $443 million; and (ii) received net proceeds of $2.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $494 million; and (ii) repurchase our Existing Term Loan Facility for $2.0 billion.

Cash flows from operating activities from continuing operations for the nine months ended September 30, 2024 increased by $176 million, compared with the same period in 2023. The increase primarily reflects: (i) higher income from continuing operations of $178 million and (ii) higher non-cash depreciation and amortization of $47 million, that is added back in the determination of operating cash flows. These items were partially offset by the impact of operating assets and liabilities utilizing $166 million of cash in the first nine months of 2024, compared with utilizing $133 million during the same period in 2023.
Investing activities from continuing operations used $598 million of cash in the nine months ended September 30, 2024 and $473 million of cash in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we used $623 million to purchase property and equipment, as compared to a $494 million usage of cash in the same period in 2023. The increase reflects our continued investment to support our long-term growth targets.
Financing activities from continuing operations used $59 million of cash in the nine months ended September 30, 2024 and $72 million of cash in the nine months ended September 30, 2023. The primary use of cash from financing activities during the first nine months of 2024 was $64 million used to repay borrowings, primarily related to finance lease obligations, and $21 million to make payments for tax withholdings on restricted shares. The primary uses of cash from financing activities during the first nine months of 2023 was $2.0 billion used to repay our Existing Term Loan Facility. The primary source of cash from financing activities during the first nine months of 2024 was $32 million of proceeds from bank overdrafts. The primary source of cash from financing activities during the first nine months of 2023 was $2.0 billion of net proceeds from the issuance of debt.
There were no material changes to our December 31, 2023 contractual obligations during the nine months ended September 30, 2024. We anticipate full year gross capital expenditures to be between $700 million and $800 million in 2024, funded by cash on hand, cash generated from operations and available liquidity. This includes capital expenditures to integrate the service centers acquired in the Yellow Asset Acquisition into our network.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2024, as compared with the quantitative and qualitative disclosures about market risk described in our 2023 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and Note 9—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
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

10.1
Amendment No. 8 to Second Amended and Restated Revolving Loan Credit Agreement, dated July 22, 2024, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2024).

10.2*	XPO, Inc. Employee Stock Purchase Plan, as amended and restated on October 29, 2024.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024.

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
Date: October 30, 2024