Form 10-K
period 2024-12-31
XPO, Inc.
filed 2025-02-07
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12.1 billion as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on that date.
As of January 31, 2025, there were 117,242,596 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (the “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
ITEM 1.    BUSINESS
Company Overview
XPO, Inc., together with its subsidiaries, is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of December 31, 2024, we had approximately 38,000 employees serving approximately 55,000 customers through 614 locations in 17 countries.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with secular growth drivers, a favorable pricing environment and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $52 billion in 2023.
We provide approximately 36,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. zip codes, as well as cross-border services to Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the full year 2024, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 18 billion pounds of freight through our network.

Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in people, network capacity and proprietary technology. We manage the business to specific objectives, such as on-time delivery and damage-free transport of customer freight, the optimal sourcing of linehaul transportation, and the strategic expansion of our footprint in markets with long-term demand. Since implementing our growth plan in the fourth quarter of 2021, we have added more than 2,000 net new doors to our network — this includes the acquisition of 28 service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), completed in December 2023. As of December 31, 2024, we had opened 23 of these acquired locations.
Additionally, we have continued to advance a host of initiatives that are specific to XPO and largely independent of the macroeconomic environment. Our in-house trailer manufacturing facility and truck driver schools are self-reliant capabilities that are competitively advantageous for us, particularly when industry conditions make it difficult to source equipment or drivers. In 2024, we produced over 4,400 trailers and continued to invest in training commercial drivers at our 130 XPO driver schools.
Specific to our technology, we believe that we have a large opportunity to drive further growth and profitability in our LTL network through innovation. For more information, see “Proprietary Technology and Intellectual Property” below.
European Transportation Segment
XPO has a unique pan-European transportation platform with leading positions in key geographies: We are the #1 full truckload broker and the #1 pallet network (LTL) provider in France; the #1 full truckload broker and the #1 LTL provider in Iberia (Spain and Portugal); and a top-tier dedicated truckload provider in the U.K., where we also have the largest single-owner LTL network. We serve an extensive base of customers in the consumer, trade and industrial markets, including many sector leaders that have long-tenured relationships with us.
Our range of freight services in Europe encompasses dedicated truckload, LTL, full truckload brokerage, managed transportation, last mile, freight forwarding, warehousing and, increasingly, multimodal solutions customized for our customers, such as road-rail and road-short sea combinations. Our operators use our proprietary technology to manage these services within our digital ecosystem in Europe.
Strategic Developments
XPO has operated solely as an asset-based LTL service provider in North America since November 2022, when we completed the spin-off of RXO, Inc. (“RXO”). This followed our completion of two additional components of our strategic plan: the spin-off of GXO Logistics, Inc. (“GXO”) in August 2021, and the sale of our North American intermodal operation in March 2022.
In December 2023, we completed the Yellow Asset Acquisition, in line with our commitment to expand capacity in key freight markets and operate the network more efficiently. In connection with this transaction, we purchased 26 LTL service centers previously operated by Yellow Corporation and assumed existing leases for two additional locations.
The previously announced authorization by our Board of Directors to divest our European business remains in effect. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Proprietary Technology and Intellectual Property
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes pricing, linehaul, pickup-and-delivery and dock operations — the main components of the service we provide. An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. In 2024, we moved approximately 18 billion pounds of freight 815 million miles, including moving linehaul freight an average of 2.6 million miles a day.
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
The “XPO” trademark, service mark, and trade name are essential to our business and critical to our success. XPO, XPO Smart, and Your Freight First, among others, are trademarks and service marks for which registrations, or applications for registration, are on file, as applicable with the United States Patent and Trademark Office. We believe these trademarks, service marks, and trade names are important components of our marketing strategy, and seek to protect those proprietary marks and trade names relevant to our business. For some marks, we have also registered or are pursuing registration in certain other countries.
Environmental Information
Our innovation strategy is focused on providing highly efficient supply chain services that use automation and data science to create value for our shareholders and customers. We use our proprietary technology to provide reliable freight transportation services and make the most of the resources within our company.
For many of our customers, the transportation needs of their business account for a significant portion of their value chain emissions. Our technology can coordinate the movement of customer goods in ways that are more efficient. Some of our key priorities in this regard are optimizing the utilization of truck and trailer capacity; streamlining local and linehaul freight flows; and, as described further below, investing in a modern, fuel-efficient fleet.
In the course of our business, customers, shareholders and other stakeholders ask us to disclose our emissions data and sustainability strategies and outcomes. Our Nominating, Corporate Governance and Sustainability Committee of our Board of Directors provides oversight of, and engagement with, our management team on sustainability strategies and disclosures, ensuring our activities meet the evolving needs and expectations of our shareholders and other stakeholders. We are proud of our sustainability efforts and initiatives, and note that in 2024, our European business was awarded the prestigious EcoVadis Gold Medal for its Corporate Social Responsibility strategy and performance.
Transportation Fleet
Our ongoing fleet initiatives companywide include modernizing our tractors and trailers; deploying cleaner fuels where practical, such as natural gas, biodiesel, biogas, hydrotreated vegetable oil and electricity; expanding our use of data and analytics to improve the efficiency of routing, loading and handling freight; and exploring the commercial viability of alternative fuel vehicles.
We continue to invest in tractors with 15-liter engines and automatic transmissions that improve reliability and fuel economy, while lowering emissions and extending engine life. In 2023, we bolstered our North American fleet with the addition of over 1,400 new tractors, reducing our average tractor age to 5.0 years at year-end from 5.9 years at the end of 2022. In 2024, we purchased over 2,300 tractors in North America, reducing our average tractor age to approximately 4.1 years. We continue to calibrate our vehicles to improve fuel efficiency by implementing improvements such as equipping our trucks with aero packages that reduce drag and improve miles per gallon, and utilizing SmartWay-approved low-resistance tires.

In Europe, our diesel road fleet is over 98% compliant with Euro 6 standards, and we have a natural gas-powered fleet of more than 180 trucks serving customers in France, the U.K., Spain and Portugal. Additionally, we have environmentally-sound fleet initiatives ranging from government-approved mega-trucks in Spain, which can transport more freight with fewer trips, to fully electric vehicles for certain “last mile” and “regional” (220 miles range) deliveries. We are also testing the use of duo-trailer vehicles that have the potential to reduce CO2 emissions, compared with using traditional trucks for the same freight.
Electric vehicles show promise in commercial transport applications as an alternative to diesel, particularly in urban areas. Our fleet experts are working with manufacturers of larger electric trucks, and we have completed pilot programs to advance our understanding of the commercial viability of these vehicles. In the U.S., we purchased nine all-electric trucks for use in our operations in California. In Europe we have more than 75 all-electric trucks currently deployed and have committed to order more than 275 additional all-electric trucks in 2025 supported by the existing and ongoing installation of more than 350 electric charging stations at our facilities.
Facilities
Our expertise in the circular economy helps us to continually improve the efficiency of our facilities. We have ongoing initiatives underway to install LED lighting in our buildings, right-size packaging and incorporate other environmentally friendly practices in our operations. We also reduce waste by recycling or reusing materials where feasible, including recycling 86% of the materials in trailers at the end of their life.
Our Strategy
Our strategy is to help customers move goods efficiently through their supply chains by using our transportation capacity, organizational strengths and proprietary technology. We deliver value in the form of network resources, technological innovations, process and cost efficiencies and reliable outcomes. Our services are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying potential improvements.
We have instilled a culture that defines success as mutually beneficial results for our company and our customers. Our comprehensive growth plan in North America focuses on four levers of value creation: provide best-in-class customer service; invest in adding capacity and enhancing our network for the long term; accelerate yield growth; and drive cost efficiencies. We have made considerable progress in each of these areas since launching our growth plan in the fourth quarter of 2021, and we see significant potential for further improvements:
•Provide best-in-class service. We are committed to building a premium service organization by aligning employee incentives and accountability with tangible quality-of-service results for customers. In the fourth quarter of 2024, we delivered a damage claims ratio of 0.2%, representing a major improvement from 1.2% in the fourth quarter of 2021, and we improved our 2024 on-time performance from 2023. Our ongoing investments in employee training programs, state-of-the-art equipment and technological enhancements support our team in continuously improving service quality and productivity.
•Invest in network capacity and enhancements for the long-term. The targeted investments we make enable us to onboard more freight and position our network for the future, while further enhancing service and fluidity. In 2024, approximately two-thirds of our capital expenditures were deployed to increase the capacity of our fleet — we added more than 4,400 trailers and 2,300 tractors, including sleeper cab trucks for linehaul insourcing. Our average tractor age at year-end 2024 was 4.1 years, compared with 5.9 years at year-end 2022. Since the launch of our growth plan in late 2021, we have added more than 15,500 trailers and 4,700 tractors to our fleet and added more than 2,000 net new doors to our network.
•Accelerate yield growth. We are intently focused on customer service excellence as our most powerful lever to grow yield, which we measure as gross revenue per hundredweight, excluding fuel surcharges. Our full-year yield growth of 7.8%, compared with 2023, was primarily driven by our service improvements and, to a lesser extent, by our expansion of accessorial services and revenue growth generated from local customers.

•Drive cost efficiencies. We aim to improve cost efficiency by optimizing our purchased transportation, variable costs and overhead. For the full year 2024, we lowered our cost of third-party purchased transportation by over 32% compared with 2023. These cost savings were driven by reducing the number of outsourced linehaul miles as a percentage of total linehaul miles to 14.7% for the full year 2024, compared with 23.6% in 2021 at the start of our growth plan, and by negotiating lower contract rates for the miles we outsourced. For the fourth quarter of 2024, we accelerated this initiative, reducing the number of outsourced linehaul miles as a percentage of total linehaul miles to 10.7%. We expect that the investments we are making in capacity will further enhance our service quality, network fluidity and productivity, thereby accelerating cost efficiencies.
Customers and Markets
We provide freight transportation services to approximately 55,000 customers ranging in size from small, entrepreneurial businesses to Fortune 500 companies. Our customers span every major industry, giving us a presence in verticals that are fundamental to the economy, such as industrial and manufacturing, retail and e-commerce, food and beverage, and consumer goods. In 2024, we generated approximately 60% of our revenue in North America, almost entirely in the U.S., 16% in France, 13% in the U.K. and 11% in the rest of Europe.
The diversification of our customer base minimizes concentration risk. Globally, in 2024, our top five customers combined accounted for approximately 7% of revenue, with the largest customer accounting for less than 3% of revenue. In our North American LTL segment, in 2024, our top five customers combined accounted for approximately 10% of revenue, with the largest customer accounting for less than 4% of revenue.
Competition
We operate in highly competitive marketplaces where customers can choose from among many different transportation providers with distinct value propositions. We compete on quality and reliability of service, scope and scale of operations, technological capabilities, expertise and price.
Our competitors in North America include local, regional and national LTL carriers that offer the same services we provide, such as Old Dominion Freight Line and Saia. Our competitors in Europe vary based on the types of services provided; for example, LTL transportation versus dedicated or brokered full truckload transportation or multimodal solutions. Due to the competitive nature of our marketplaces, we place equal importance on strengthening existing customer relationships and forging new relationships.
Our ability to continually invest in the business is a compelling competitive strength of XPO — it ensures that we deliver what our customers value: reliable capacity, technological solutions and problem-solving expertise. Strategically, this positions us to capitalize quickly in an upcycle, with substantial operating leverage built in, and accelerate profitable market share gains. For example, while a freight recession in North America hampered demand for LTL services throughout 2024, and continues to do so, we believe that we are positioned to onboard significantly more freight when market conditions improve, due to our investments in network expansion.
Furthermore, we believe that we are in a strong position to benefit from secular industrial and retail trends in all parts of the cycle, such as the trend toward shippers increasingly outsourcing freight transportation, the shift toward more frequent LTL shipments versus full truckload freight in some sectors, and an increase in the nearshoring of manufacturing activity to North America.

Regulation
Our operations are regulated by various governmental agencies in the U.S. and in other countries where we conduct business. These regulations impact us directly and indirectly because they regulate third-party transportation providers with which we arrange and/or contract to transport freight for our customers.
Regulations Affecting Motor Carriers and Transportation Brokers. In the U.S., our subsidiaries that operate as motor carriers and freight transportation brokers are licensed by the Federal Motor Carrier Safety Administration (“FMCSA”) of the U.S. Department of Transportation (“DOT”). Our motor carrier subsidiaries and the third-party motor carriers we contract with in the U.S. must comply with the safety and operations regulations of the DOT. Like all motor carriers, XPO must participate in the FMCSA’s Compliance Safety Accountability (“CSA”) program, which uses a Safety Measurement System (“SMS”) to rank motor carriers on seven categories of safety-related data, known as Behavioral Analysis and Safety Improvement Categories (“BASICs”), including those related to, without limitation, controlled substances and alcohol, hours-of-service compliance, vehicle maintenance, hazardous materials compliance, driver fitness, accidents or crashes, and unsafe driving. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate, as are the third-party transportation providers with which we contract. In foreign jurisdictions where we operate, our operations are regulated by the appropriate governmental authorities.
Other federal and state agencies, such as the U.S. Environmental Protection Agency (“EPA”), the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Homeland Security (“DHS”) and the California Air Resources Board (“CARB”), also regulate our equipment and operations. We may become subject to new or more restrictive regulations relating to emissions, drivers’ hours-of-service, onboard reporting of operations, cargo security and other regulations affecting safety or operating methods. Regulatory requirements, and changes to the regulatory environment, may affect our business or the economics of the transportation industry by requiring changes in operating practices that could impact the demand for, and increase the costs of, providing transportation services.
Environmental Regulations. We are subject to various environmental laws and regulations in the jurisdictions where we operate. In the U.S., these laws and regulations deal with the hauling, handling and disposal of hazardous materials, emissions from vehicles, engine-idling, storage tanks (fuel, oil, antifreeze and other products) and related fuel spillage and seepage, discharge and retention of storm water, and other environmental matters. We may be responsible for the cleanup of a spill or other incident involving hazardous materials caused by our business. In the past, we have been responsible for the cost to clean up diesel fuel spills caused by traffic accidents or other events for which we are legally responsible, and none of these incidents materially affected our business or operations. We generally transport only hazardous materials rated as low-to-medium-risk, and only a small percentage of our total loads contain hazardous materials. We do not know of any existing environmental law, regulation or condition that reasonably would be expected to have a material adverse effect on our business, capital expenditures, or operating results. However, future changes to environmental laws or regulations may impact our operations and could result in increased costs.
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

Seasonality
Our revenue and profitability in the first and fourth quarters of the calendar year are typically lower than in the second and third quarters. The productivity of our transportation fleet historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Additionally, we believe that many of our customers experience lower post-holiday demand for their products, contributing to the historical decrease in industry freight shipments in the first quarter. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.
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
Employee Base Profile
Based on December 31, 2024 data, XPO has locations in 17 countries, with approximately 23,100 employees in North America, 14,500 employees in Europe and 400 employees in Asia, supplemented by approximately 3,000 temporary workers.
By geography, approximately 61% of our global employees are based in North America, 38% in Europe and 1% in Asia. By job description, approximately 64% of our employees work as drivers and dockworkers, 24% as operations and facility workers, and the remainder in support roles and other positions. In North America, approximately 86% of our employees have hourly roles and 14% have salaried positions.
By gender, approximately 14% of our global employees are women — this increases to 37% when excluding drivers, dockworkers and technicians. In North America, 50% of our professional management positions are held by women, representing a decrease of 2.0% from 2023.
In 2024, 52% of our newly hired U.S. employees self-identified as ethnically or racially diverse, representing a 4% decrease from 2023, and approximately 43% of our total U.S. employee population was ethnically or racially diverse. This includes 20% of U.S. employees who self-identified as Black or African American, which is seven percentage points higher than the U.S. population, based on the most recent census data.
In our total workforce, the absolute number of females in managerial positions grew by 28% cumulatively from 2021 to 2024; the absolute number of ethnically or racially diverse employees in managerial positions grew by 26% cumulatively in the same period. Ethnically or racially diverse employees earned 35% of managerial promotions in 2024, up from 34% in 2023, and held 20% of executive leadership positions (vice president and above), 28% of professional management roles and 31% of operational management roles.
We have publicly disclosed our 2024 EEO-1 report on our website, and expect to publish our 2025 EEO-1 report in the second quarter of this year.

As of December 31, 2024, none of our employees were represented by a union in North America and 85% of our employees in Europe were covered by a collective bargaining or similar agreement, consistent with our December 31, 2023 position.
Throughout 2024, we continued to make substantial investments in direct employee communications, conducting quarterly engagement surveys and holding over 7,000 roundtable discussions and safety and engagement committee meetings across our North American LTL network. The employee feedback we receive is often instrumental in driving new initiatives that strengthen our culture of respect, appreciation and opportunity.
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
As part of Road to Zero, we track accident-free miles and recognize XPO drivers who have achieved million-mile safety milestones. As of December 31, 2024, more than 2,500 of our LTL drivers have achieved a safety designation of at least one million accident-free miles, with 246 of these drivers meeting this threshold in 2024. Since the inception of Road to Zero in 2022, we have had four drivers reach four million accident-free miles during their career, which is the highest driver safety record in XPO’s history.
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
We are diligent about evaluating new programs as they become available to support the physical and mental health of our employees. In our open enrollment period for 2025 benefit plans, we introduced new options for virtual physical therapy and “physicals on the go,” and enhanced our employee assistance programs specifically for mental health.
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
XPO was named a 2024 “Top Company for Women to Work for in Transportation – Elite 30” by the Women in Trucking Association, a 2024 “4 Star Employer” by VETS Index, and a “2025 Military Friendly Employer – Gold Ranking” by Viqtory.
Additionally, we foster career development at all levels to recruit and retain high-caliber employees. Our career development infrastructure includes the following areas of focus, among others:
Recruitment. We use an array of channels and recruiting partnerships to attract qualified job candidates. Our goal is to identify candidates who have the skills our customers need, or the desire to learn those skills. In 2024, for example, we partnered with Partnership for Your Success to attract military veterans, and worked with Women in Trucking to engage more women in transportation industry careers.
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
XPO Accelerate. Launched in September 2022, XPO Accelerate provides high-potential leaders in service center, sales and support staff roles with the critical skills necessary to take on more senior leadership roles. This program helps retain and promote promising leadership talent by building relevant strategic skills.
XPO Field Management Training. XPO maintains a strong “ready now” pipeline of future leaders for our operations through a comprehensive, 14-week, blended learning approach. Our Field Management Training program graduated 68 supervisors in 2024, of which more than 40% were ethnically or racially diverse, or female.
Frontline Leadership Training. XPO’s Freight Leadership Certification and Freight Operations Onboarding webinars support newly hired frontline leaders as they transition into their roles. The programs equip employees with fundamental skills to succeed in freight operations, including online learning and weekly instructor-led webinars.
LTL Driver Training Schools. XPO’s commercial truck driver training schools are an essential channel for recruiting new drivers to XPO, as well as providing new careers for employees currently in other roles, such as dockworkers. Trainees attend our driver school tuition-free, receive pay while training and have an opportunity for full-time employment with XPO after earning a CDL-A license. We also offer employees tuition reimbursement of up to $5,000 for any approved non-XPO driver training school. In 2024, we graduated over 650 students from our LTL driver training locations.
Maintenance Training. Well-maintained tractors and trailers are an essential component of both safety and customer service in LTL transportation. Our in-house maintenance training school enhances technical skills for new hires and provides continuous learning for our field maintenance personnel to stay abreast of maintenance developments and warranty recovery requirements.
XPO University. Our learning and development platform, XPO University, delivers approximately 21,000 online and in-person learning and assessment programs to our employees in North America and Europe in areas such as onboarding, management training, technology, compliance and safety and professional skills development. In 2024, 420,000 training hours were completed by our employees worldwide.
Expansive Total Rewards
Our total compensation package is instrumental in providing a superior employment experience, and conveys how much we appreciate each employee’s choice of XPO. The pillars of the expansive total rewards we offer are:
Competitive Wages and Jobs Creation. In addition to our annual merit and hourly pay increases that broadly cover our employee population in North America, approximately 1,000 eligible LTL employees at over 35 locations received additional wage increases throughout 2024. Further, across our North American and European operations, our ongoing investments in growth expanded our total permanent workforce by 0.2% year-over-year with a net 95 new permanent employees.
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
•Family Bonding Policy: Provides up to an additional six weeks of 100% paid time off for the primary caregiver of a newborn or newly adopted child, and two weeks of 100% paid time off for a secondary caregiver.
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
Community Outreach
XPO continues to support organizations that reflect the interests of our employees and the communities where we operate. In 2024, our company served as the official transportation partner for the Susan G. Komen 3-Day Walks to end breast cancer, and partnered with Truckers Against Trafficking to educate our employees about human trafficking. We supported homeless shelters by donating more than 64,000 pairs of socks, donated more than $115,000 worth of schools supplies to local kids across our network, and sponsored Pat’s Run to support the Pat Tillman Foundation. On the safety front, our employees take pride in XPO being the official transport partner for the Tour de France competition for 44 years.
Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Brad Jacobs	68	Executive Chairman of the Board
Mario Harik	44	Chief Executive Officer
Kyle Wismans	41	Chief Financial Officer
David Bates	59	Chief Operating Officer
Wendy Cassity	49	Chief Legal Officer and Corporate Secretary
Brad Jacobs has served as XPO’s executive chairman since November 2022, and served as the Company’s chairman and chief executive officer from September 2011 through October 2022. Mr. Jacobs led the spin-offs of GXO and RXO from XPO as separate public companies and has served as non-executive chairman of GXO and RXO from August 2021 and November 2022, respectively. Also, since June 2024, Mr. Jacobs has served as chairman and chief executive officer of QXO, Inc., a publicly traded company. Additionally, he is the managing member of Jacobs Private Equity, LLC and Jacobs Private Equity II, LLC. Prior to XPO, Mr. Jacobs led two other public companies: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. He served as chairman of United Rentals from 1997 to 2007, and as chief executive officer from 1997 to 2003. He served as chairman and chief executive officer of United Waste Systems from 1989 to 1997.
Mario Harik has served as XPO’s chief executive officer and a director since November 2022, after previously leading the Company’s North American LTL segment as president from October 2021 to October 2022. Additionally, he served as XPO’s chief information officer from November 2011 to October 2022 and XPO’s chief customer officer from February 2021 to January 2022. Mr. Harik has served as a director of QXO, Inc. since June 2024. Mr. Harik has led numerous technological developments for global transportation and logistics operations, built comprehensive technology organizations and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and solutions architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering – information technology from Massachusetts Institute of Technology, and a degree in engineering – computer and communications from the American University of Beirut, Lebanon.

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
David Bates has served as XPO’s chief operating officer since April 2023. He previously served as senior vice president – operations at Old Dominion Freight Line, Inc. from November 2011 to April 2023. From July 2007 to November 2011, Mr. Bates served as a regional vice president, and from December 1995 to July 2007 as a manager, at Old Dominion. Prior to joining Old Dominion, Mr. Bates served in supervisory roles with Carolina Freight Carriers and YRC Freight. Mr. Bates received his Bachelor's degree in Business Management from Juniata College.
Wendy Cassity has served as XPO’s chief legal officer and corporate secretary since March 2023. Prior to joining XPO, she was chief legal officer of Nuance Communications, Inc. from September 2018 to March 2023. Nuance was publicly traded until it was acquired in March 2022. Prior to joining Nuance, she was general counsel of Zayo Group, a publicly traded communications infrastructure company, from January 2016 to August 2018, and general counsel of Thompson Creek Metals Company, a publicly traded natural resources company, from 2010 to January 2016. Prior to joining Thompson Creek Metals Company, Ms. Cassity was in private practice as a corporate transactional attorney at McDermott Will & Emery, LLP and Cravath Swaine & Moore, LLP in their New York offices. Ms. Cassity holds a B.A. from the University of Arizona in English and History and received her J.D. from Columbia Law School.
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

•The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. To date, several governments, including the European Union (“EU”), have imposed tariffs on certain goods imported from the U.S. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock; and
•Governmental authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on trucks. If such measures or new anti-terrorism measures disrupt or impede our operations, we may fail to timely deliver products to our customers or incur increased expenses to do so. Such measures could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.
Risks related to Our Strategy and Operations
Our company-specific action plan to enhance network efficiencies and drive growth in our North American LTL business, and other management actions to improve our North American LTL business, may not be effective or timely, and may not improve our results of operations or cash flow from operations as planned.
We have undertaken a company-specific action plan to enhance network operating efficiencies and drive growth in our North American LTL business, including by, among other actions, growing yield by providing best-in-class customer service and enhancing business mix, expanding our tractor fleet, managing the production capacity of our trailer manufacturing facility, investing in the door count in our network of service center facilities, and driving cost efficiencies through, among other actions, insourcing linehaul from third-party transportation providers and improving productivity. The effectiveness and timeliness of these actions, which are and will be costly, and other management actions to improve our North American LTL business, may not result in the expected improvements in our results of operations or cash flow from operations in our North American LTL business.
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
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, LTL process improvements, workforce productivity, European margin expansion, global procurement and further back-office optimization. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.

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
At December 31, 2024, we had approximately $1.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates - Evaluation of Goodwill” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our business depends, in part, on predictable temperate weather patterns. Our productivity historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Certain seasonal weather conditions and isolated weather events can disrupt our operations and further impact productivity. We frequently incur costs related to snow and ice removal, towing and other maintenance activities during winter months. Our activities in the southern United States are particularly susceptible to the occurrence of hurricanes and tropical storms and, depending on where any particular hurricane or tropical storm makes landfall, our properties and operations could experience significant damage and disruptions. At least some of our operations are constantly at risk of extreme adverse weather conditions. Any unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, can temporarily impact freight volumes and increase our costs.
Also, concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. In the U.S., various approaches are being proposed or adopted at the federal, state, and local government levels. These efforts could lead to additional compliance costs or operational disruption now or in the future, including increased fuel and other capital or operational costs or additional legal requirements on the Company. In addition to the potential for additional GHG regulation or incentives, enhanced corporate, public, and stakeholder attention to fuel-efficiency and emissions transparency could impact the Company’s reputation or require the Company to provide additional GHG related disclosures. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and have an adverse effect on our business, operations, or financial condition.

Our reputation could be harmed if we fail to satisfy evolving stakeholder expectations regarding environmental and social matters.
Companies across all industries have faced scrutiny from stakeholders related to environmental and social matters, including practices and disclosures related to carbon emissions and diversity, equity and inclusion. If we are unable to meet stakeholder expectations, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted or we could be the target of litigation. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on environmental and social matters. If, as a result of their assessment of our environmental and social practices, certain investors are unsatisfied with our actions, they may reconsider their investment in our company.
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
We are developing proprietary information technology. Our technology may not be successful or may not achieve the desired results, and we may require additional training or different personnel to successfully implement this technology. Our technology development process may be subject to cost overruns or delays in obtaining the expected results, which may result in disruptions to our operations.
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
We operate a robust information security program that includes: access control tools; detection and response tools; security awareness, penetration testing, vulnerability management, and incident response programs; data encryption; formal risk management, including 3rd party risk management; and cyber insurance. We depend on and interact with the information technology networks and systems of third parties for many aspects of our operations, including our customers and service providers such as cloud service providers and third-party delivery services. These third parties are subject to risks resulting from data breaches, cyberattacks, and other events or actions that could damage or disrupt their networks or systems, which could adversely affect our operations and have an impact on our business.
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
Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach the data security of companies, we face risks associated with the potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer and employee relationships, our reputation, and even violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the United States and abroad, particularly in the EU. Failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, reputation, results of operations and financial condition.

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
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business and/or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. We currently have investment grade credit ratings for our secured debt, however, we may not be able to maintain these ratings or obtain investment grade credit ratings for our unsecured debt. Without investment grade credit ratings, we incur increased interest expense and borrowing costs and may have reduced access to financial markets to obtain additional debt financing or refinance our existing debt, potentially adversely affecting our financial condition and results of operations. If we cannot raise funds on acceptable terms, we may not be able to grow our business as planned or respond to competitive pressures.
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
Our LTL services in North America and Europe and our full truckload services in Europe are conducted primarily with employee drivers. Our industry may experience intense competition for qualified drivers in the transportation industry due to a shortage of drivers. The availability of qualified drivers may be affected from time to time by changing workforce demographics, competition from other transportation companies and industries for employees, the availability and affordability of driver training schools, changing industry regulations, and the demand for drivers in the labor market. If an industry-wide shortage of qualified drivers occurs, our global LTL operations and our European truckload operation could experience difficulty in attracting and retaining enough qualified drivers to fully satisfy customer demand. During periods of increased competition in the labor market for drivers, our LTL and full truckload operations may be required to increase driver compensation and benefits in the future to attract and retain a sufficient number of qualified drivers or face difficulty meeting customer demand, all of which could adversely affect our profitability. Additionally, a shortage of drivers could result in the underutilization of our truck fleet, lost revenue, increased costs for purchased transportation or increased costs for driver recruitment.
If we are unable to attract and retain management talent and key employees, our business, results of operations and financial position could be adversely affected.
Our success is dependent upon our ability to attract and retain qualified management in a highly competitive environment and the experience and leadership of our key employees. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting, retaining and compensating key talent for a number of reasons, including competitive market conditions. Replacing departing executives, directors or other key personnel can involve organizational disruption and uncertainty. If we fail to attract and retain management talent and key employees or fail to manage integration of new management talent or key employees successfully, we could experience significant delays or difficulty in the achievement of our strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
Our business may be materially adversely affected by labor disputes.
Our business could be adversely affected by strikes and labor negotiations at seaports, labor disputes between railroads and their union employees, or by a work stoppage at one or more railroads or local trucking companies servicing rail or port terminals. Strikes and work stoppages also could occur at our own facilities. Port shutdowns and similar disruptions to major points in national or international transportation networks, most of which are beyond our control, could result in terminal embargoes, disrupt equipment and freight flows, depress volumes and revenues, increase costs and have other negative effects on our operations and financial results.

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
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at dozens of our LTL locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. The majority of our employees involved in these organizing efforts rejected union representation. As of December 31, 2024, our employees had voted against union representation in 19 of the 28 union elections held since 2014. As of December 31, 2024, none of our employees were represented by a union in North America, consistent with our December 31, 2023 position. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. If union efforts are successful, these efforts may impact costs and efficiencies at the specific locations where representation is elected and have an adverse effect on our results of operations, cash flows and business.
Risks related to Litigation and Regulations
We are involved in multiple lawsuits and are subject to various claims that could result in significant expenditures and impact our operations.
The nature of our business exposes us to the potential for various types of claims and litigation, including matters related to commercial disputes, labor and employment, workers’ compensation, personal injury, cargo and other property damage, product liability, environmental liability, insurance coverage, securities and other matters, including with respect to claims asserted under various other theories of agency or employer liability. Claims against us may exceed the amount of insurance coverage that we have or may not be covered by insurance at all. Businesses that we acquire may also increase our exposure to litigation. Material increases in the frequency or severity of vehicular accidents, liability claims or workers’ compensation claims, or the unfavorable resolution of claims, or our failure to recover, in full or in part, under subrogation or indemnity provisions with third-party transportation providers, could materially and adversely affect our operating results. Our involvement in the transportation of certain goods, including but not limited to hazardous materials, could also increase our exposure in the event that we or one of our third-party transportation providers is involved in an accident resulting in injury or contamination. In addition, significant increases in insurance costs or the inability to purchase insurance as a result of these claims and industry-wide factors affecting insurance availability and cost could reduce our profitability. Under some agreements, we maintain the inventory of our customers, some of which may be significant in value. Our failure to properly handle and safeguard such inventory, or damages occurring as a result of acts of God, exposes us to potential claims and expenses.
An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us.
We use a combination of self-insurance programs and purchased insurance to provide for the costs of employee medical, vehicular collision and accident, cargo loss and damage, property damage, and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability and uncertainty. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience. Estimating the number and severity of claims, as well as related potential judgment or settlement amounts, is inherently difficult. This inherent difficulty, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims as they develop prove to be more severe than our initial assessment; or (iii) claims exceed our coverage. Accordingly, our ultimate results may differ from our estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
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
Certain of our businesses engage in the transportation of hazardous materials, the movement, handling and accidental discharge of which are highly regulated. Our failure to obtain or maintain the required licenses, or to comply with applicable regulations, could have a material adverse impact on our business and results of operations. See the “Regulation” section under Item 1, “Business” for more information.
In 2021, the EPA announced a series of regulations to be implemented to decrease emissions from new heavy-duty vehicles and, in 2022 and 2024, finalized new stringent emission standards to reduce nitrogen oxides and establish new standards for greenhouse gas emissions from heavy-duty engines. In December 2021, CARB adopted its Advanced Clean Truck regulation requiring manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales. At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. If zero-emission vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in California. The transition to utilizing zero-emission vehicles could have a material adverse effect on our financial condition, results of operations, and cash flows or may require us to incur significant additional costs, any of which could negatively impact our business.
Future laws and regulations may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. In particular, it is difficult to predict which, and in what form, EPA, CARB and FMCSA regulations may be modified or enforced, and what impact these regulations may have on motor carrier and less-than-truckload operations. If higher costs are incurred by us as a result of future changes in regulations, or by third-party transportation providers who pass increased costs on to us, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.
Furthermore, political conditions at the federal, state, or local levels may alter the regulations that impact our business, may require changes to our operating practices, may influence demand for our services, or may require us to incur significant additional costs, any of which could negatively impact our business.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
XPO employs a robust system of information technology and information security controls and measures to assess, identify, and manage risks from cybersecurity threats which we consider to be critically important to maintaining our business and ensuring our business continuity. Our information security program is overseen by our Chief Information Officer (“CIO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, threat prevention, threat detection, and incident response processes. Our CIO has over 15 years of information technology and information security experience and he and his team have experience in cybersecurity and risk management, including assessing, designing, building and operating security platforms, identity and access, data protection, product and software security, cyber engineering, cyber defense, automation and compliance initiatives. The information security team provides periodic reports to our CIO, Board of Directors, as well as our Chief Executive Officer and other members of our senior management as appropriate. Our CIO meets regularly with his team as well as other key personnel to share information about potential cybersecurity events and monitor, prevent, and detect potential cybersecurity incidents and develop reports for our senior management. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, including the results of security breach simulations, and the emerging threat landscape. Our Board of Directors will be informed of all material cybersecurity incidents and our information security program includes procedures for calling a special session of the Board of Directors in the event of a high or critical-risk cybersecurity incident. The Board of Directors also discusses relevant incidents in the industry and the evolving threat landscape.
As part of our information security program, our CIO and his team integrate our information security measures into our overall risk management processes to identify, evaluate, and quantify risks based on internal and external available information and classify the severity of potential cybersecurity incidents. XPO employs technical measures to protect against cybersecurity attacks that align with functions identified in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The information security team continuously reviews our information security systems for unauthorized system access, cybersecurity incidents, indicators of compromise, and unusual traffic on our systems. The information security leadership team meets regularly to ensure our processes to identify, assess, and manage cybersecurity threats, including those posed by third-party service providers who provide services to our business, are effective and current. Our information security team also reviews relevant legislative and regulatory developments and conducts regular and tailored information security training for our global workforce, in various formats.
In the event of a cybersecurity incident, our incident response team, composed of members of our information security team as well as other key personnel, identifies, evaluates, and quantifies the relevant risks based on the available information and classifies the severity of the cybersecurity incident based on the level of risk to the Company. Our incident response measures include procedures to provide incident updates and developments to our senior management and the Board of Directors in the event of an ongoing cybersecurity incident. We also maintain an information security risk insurance policy. We conduct internal exercises to prepare our leadership and cross-functional teams to respond in the event of a cybersecurity incident and to help us test and consider revisions to our incident response procedures. We also actively engage with key consultants, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security program. Our program is regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and the Board of Directors. To date, we have not experienced any cybersecurity threats or incidents which have materially affected or are reasonably likely to materially affect the Company.
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

ITEM 2.    PROPERTIES
As of December 31, 2024, we had approximately 614 locations, primarily in North America and Europe. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North American LTL	225	144	—	369
European Transportation	218	17	4	239
Corporate	6	—	—	6
Total	449	161	4	614
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
As of January 31, 2025, there were approximately 57 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative performance of the S&P Transportation Select Industry index and the S&P 400 MidCap index, of which we are a component. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2019 and that all dividends and other distributions, including the effect of Spin-offs, were reinvested. The comparisons in the graph below are based on historical data and not indicative of, or intended to forecast, future performance of our common stock.

29

$500
$450
$400
$350
$300
$250
$200
$150
$100
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
XPO, Inc.
S&P Transportation Select Industry
S&P 400 MidCap

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
XPO, Inc.	$100.00	$149.56	$170.14	$116.05	$305.34	$457.19
S&P Transportation Select Industry	$100.00	$112.07	$150.64	$108.44	$136.32	$143.20
S&P 400 MidCap	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54
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
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business, and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operation.
Within the tables presented, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Strategic Developments
XPO has operated solely as an asset-based LTL service provider in North America since November 2022, when we completed the spin-off of RXO, Inc. (“RXO”). This followed the completion of two additional components of our strategic plan: the spin-off of GXO Logistics, Inc. (“GXO”) in August 2021, and the sale of our North American intermodal operation in March 2022.
In December 2023, we completed the Yellow Asset Acquisition, purchasing 26 LTL service centers and assuming existing leases for two additional locations.
The previously announced authorization by our Board of Directors to divest our European business remains in effect. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
The historical results of operations and financial positions of RXO and our intermodal operation are presented as discontinued operations during the periods presented and, as such, have been excluded from both continuing operations and segment results. We completed the sale of our intermodal operation for cash proceeds of approximately $705 million, net of cash disposed. The pre-tax gain on the sale was $430 million, net of transaction costs and working capital adjustments, and was included in Income from discontinued operations, net of taxes, for the year ended December 31, 2022.
Impacts of Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The overall freight environment continues to be recessionary, due to a mix of macroeconomic pressures on supply and demand. Importantly, we see growth potential ahead in our major markets, and we intend to continue expanding the business by investing in capacity for the long-term, gaining profitable market share, and aligning price with the value we provide.
Examples of macroeconomic factors that can affect our results are volatility in interest rates and economic inflation, which may have a negative impact on certain of our operating costs, such as salaries, wages and employee benefits, fuel, purchased transportation and insurance. We mitigate these impacts with mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases.
Examples of supply chain constraints that may affect our results include potentially higher tariffs on goods produced outside the United States, and the increasing reluctance of shippers to route goods through areas with regional conflict. Regarding the war between Russia and Ukraine and the unrest in the Middle East, we have no direct exposure to these geographies.

We cannot predict how future macroeconomic conditions, supply chain constraints or global conflicts, if any, may adversely affect our results of operations.
Consolidated Summary Financial Results

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2024	2023	2024	2023
Revenue	$8,072	$7,744
Salaries, wages and employee benefits	3,377	3,159	41.8%	40.8%
Purchased transportation	1,701	1,760	21.1%	22.7%
Fuel, operating expenses and supplies	1,589	1,623	19.7%	21.0%
Operating taxes and licenses	80	60	1.0%	0.8%
Insurance and claims	134	167	1.7%	2.2%
Gains on sales of property and equipment	(40)	(5)	(0.5)%	(0.1)%
Depreciation and amortization expense	490	432	6.1%	5.6%
Goodwill impairment	—	—	—%	—%
Litigation matter	—	8	—%	0.1%
Transaction and integration costs	53	58	0.7%	0.7%
Restructuring costs	27	44	0.3%	0.6%
Operating income	660	438	8.2%	5.7%
Other income	(37)	(15)	(0.5)%	(0.2)%
Debt extinguishment loss	—	25	—%	0.3%
Interest expense	223	168	2.8%	2.2%
Income from continuing operations before income tax provision	473	260	5.9%	3.4%
Income tax provision	86	68	1.1%	0.9%
Income from continuing operations	387	192	4.8%	2.5%
Income (loss) from discontinued operations, net of taxes	—	(3)	—%	—%
Net income	$387	$189	4.8%	2.4%

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Our consolidated revenue for 2024 increased by 4.2% to $8.1 billion, compared with 2023. The increase reflects growth in both of our reportable segments, partially offset by a decline in fuel surcharge revenue in our North American LTL segment. Foreign currency movement increased revenue by approximately 0.5 percentage points in 2024.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits in 2024 was $3.4 billion, or 41.8% of revenue, compared with $3.2 billion, or 40.8% of revenue, in 2023. The year-over-year increase as a percentage of revenue primarily reflects the impact of inflation on our cost base and the insourcing of a greater proportion of linehaul from third-party transportation providers.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation in 2024 was $1.7 billion, or 21.1% of revenue, compared with $1.8 billion, or 22.7% of revenue, in 2023. The year-over-year decrease as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers and, to a lesser extent, lower rates paid to third-party providers for purchased transportation miles in our North American LTL segment, partially offset by higher purchased transportation in our European Transportation segment.

Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies was $1.59 billion in 2024, or 19.7% of revenue, compared with $1.62 billion, or 21.0% of revenue, in 2023. The year-over-year decrease as a percentage of revenue primarily reflects lower fuel costs due to lower diesel prices.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses in 2024 was $80 million, compared with $60 million in 2023. The year-over-year increase primarily reflects property taxes on service centers acquired in the Yellow Asset Acquisition.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims in 2024 was $134 million, compared with $167 million in 2023. The year-over-year decrease reflects lower expense due to improved damage frequency, partially offset by higher vehicular insurance costs.
Gains on sales of property and equipment in 2024 was $40 million, compared with $5 million in 2023. The year-over-year increase primarily reflects $34 million in gains on real estate transactions in our North American LTL segment in 2024 from a planned service center relocation with no comparable gains in 2023.
Depreciation and amortization expense in 2024 was $490 million, compared with $432 million in 2023. The year-over-year increase reflects the impact of capital investments, in particular tractors and trailers, as well as service centers acquired in the Yellow Asset Acquisition.
Litigation matter was $8 million in 2023, with no comparable expense in 2024. See Note 18—Commitments and Contingencies to our Consolidated Financial Statements for further information.
Transaction and integration costs in 2024 were $53 million, compared with $58 million in 2023. Transaction and integration costs for 2024 and 2023 are primarily comprised of stock-based compensation for certain employees related to strategic initiatives, as well as retention awards for certain employees related to strategic initiatives in 2023. Stock-based compensation costs related to our previously announced strategic initiatives concluded in the fourth quarter of 2024.
Restructuring costs in 2024 were $27 million, compared with $44 million in 2023. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure, including actions in connection with spin-offs and divestment activities. For more information, see Note 6—Restructuring Charges to our Consolidated Financial Statements.
Other income primarily consists of pension income for both 2024 and 2023, while 2024 also includes investment income. Other income for 2024 was $37 million, compared with $15 million in 2023. The year-over-year increase reflects $13 million of investment income in 2024 in Corporate on a past investment in a private company that was sold during the year, compared with no investment income in 2023, as well as an increase in net periodic pension income in 2024.
Debt extinguishment loss was $0 million in 2024, compared with $25 million in 2023. The debt extinguishment loss in 2023 related to the refinancing of our Existing Term Loan Facility (as defined below) and the redemption of our outstanding 6.25% senior notes due 2025 (“Senior Notes due 2025”).
Interest expense for 2024 increased 32.7% to $223 million, from $168 million in 2023. The increase is primarily due to the debt issuance in the fourth quarter of 2023 to finance the Yellow Asset Acquisition. We anticipate interest expense to be between $220 million and $230 million in 2025.
Our consolidated income from continuing operations before income taxes in 2024 was $473 million, compared with $260 million in 2023. The increase was primarily driven by higher operating income partially offset by higher interest expense. With respect to our U.S. operations, income from continuing operations before income taxes was income of $486 million in 2024, compared with income of $286 million in 2023. The increase was primarily due to higher revenue, lower purchased transportation and higher gains on real estate transactions, partially offset by higher salaries, wages and employee benefits, depreciation and amortization and interest expense. With respect to our non-U.S. operations, loss from continuing operations before income taxes was $13 million in 2024, compared with a loss of $26 million in 2023. The decrease in the loss is primarily due to higher revenue, partially offset by higher purchased transportation and salaries, wages and employee benefits in 2024.
Our effective income tax rates were 18.1% and 26.0% in 2024 and 2023, respectively. The decrease in our effective income tax rate for 2024 compared to 2023 was primarily driven by a one-time tax benefit of $41 million associated with the legal entity reorganization in our European Transportation business and a reduced impact from non-deductible executive compensation expense as a result of higher pre-tax income in 2024 compared to 2023, partially offset by the impact of losses for which no tax benefit can be recognized. For 2024, our effective tax rate was impacted by $49 million of discrete tax benefits, the largest of which was a $41 million benefit from the legal entity reorganization in our European Transportation business, offset by $16 million from non-deductible compensation and $9 million from losses for which no tax benefit can be recognized. For 2023, our effective tax rate was impacted by $15 million from non-deductible compensation partially offset by $9 million of discrete tax benefits, the largest of which was a $4 million benefit from changes in reserves for uncertain tax positions.
We expect the legal entity reorganization in our European Transportation business to generate a net cash refund of approximately $45 million, to be received primarily in 2025.
Segment Financial Results
Our CODM regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. For our North American LTL and European Transportation segments, our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, goodwill impairment charges, litigation matters, transaction and integration costs, restructuring costs and other adjustments. Segment adjusted EBITDA includes an allocation of corporate costs. See Note 4—Segment Reporting and Geographic Information for further information and a reconciliation of adjusted EBITDA to Income from continuing operations.

North American Less-Than-Truckload Segment

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2024	2023	2024	2023
Revenue	$4,899	$4,671
Adjusted EBITDA (1)	1,115	864	22.8%	18.5%
Depreciation and amortization expense	346	291	7.1%	6.2%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Revenue in our North American LTL segment increased 4.9% to $4.9 billion in 2024, compared with $4.7 billion in 2023. Revenue included fuel surcharge revenue of $785 million and $857 million, respectively, for the years ended December 31, 2024 and 2023. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices.
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

	Years Ended December 31,
	2024	2023	Change %
Pounds per day (thousands)	69,606	70,196	(0.8)%
Shipments per day	51,508	51,322	0.4%
Average weight per shipment (in pounds)	1,351	1,368	(1.2)%
Gross revenue per hundredweight, excluding fuel surcharges	$23.94	$22.21	7.8%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue for 2024, excluding fuel surcharge revenue, reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives, partially offset by slightly lower volume. The decrease in volume per day reflects lower average weight per shipment partially offset by higher shipments per day.
In the month of January 2025, weight per day decreased 8.5%, as compared with January 2024, attributable to a year-over-year decrease of 6.0% in shipments per day and a decrease of 2.7% in weight per shipment.
Adjusted EBITDA was $1,115 million in 2024, compared with $864 million in 2023. Adjusted EBITDA included gains from real estate transactions of $34 million for the year ended December 31, 2024 with no comparable gains in 2023. Excluding these gains, the increase in adjusted EBITDA reflected higher revenue, excluding fuel surcharge revenue, driven by the pricing and volume dynamics explained above, and lower purchased transportation, damage claims, fuel costs, maintenance costs, and bad debt expense. These items were partially offset by lower fuel surcharge revenue and higher salaries, wages and employee benefits and vehicular insurance costs.
Depreciation and amortization expense increased to $346 million in 2024 compared with $291 million in 2023 due to the impact of capital investments, in particular tractors and trailers, as well as service centers acquired in the Yellow Asset Acquisition.

European Transportation Segment

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2024	2023	2024	2023
Revenue	$3,173	$3,073
Adjusted EBITDA (1)	158	163	5.0%	5.3%
Depreciation and amortization expense	140	136	4.4%	4.4%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Revenue in our European Transportation segment increased 3.3% to $3.2 billion in 2024, compared with $3.1 billion in 2023. Foreign currency movement increased revenue by approximately 1.3 percentage points in 2024. The increase in revenue compared to 2023, after taking into effect the impact of foreign currency movement, primarily reflects higher yield.
Adjusted EBITDA was $158 million in 2024, compared with $163 million in 2023. The decrease in adjusted EBITDA was primarily driven by higher purchased transportation, salaries, wages and employee benefits and lease and facility costs. These items were partially offset by the increase in revenue after taking into effect the impact of foreign currency movement, described above, and lower fuel costs and insurance and claims.
Depreciation and amortization expense increased to $140 million in 2024 compared with $136 million in 2023 primarily due to the impact of capital investments.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $246 million as of December 31, 2024, compared to $412 million as of December 31, 2023. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Second Amended and Restated Revolving Loan Credit Agreement, as amended (the “ABL Facility”); and (iii) proceeds from the issuance of other debt. As of December 31, 2024, we have $511 million available to draw under our ABL Facility, based on a borrowing base of $512 million and outstanding letters of credit of less than $1 million. Commitments under our ABL Facility are $600 million and the maturity date is April 30, 2026. Additionally, under a credit agreement, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $137 million in aggregate face amount of letters of credit as of December 31, 2024.
As of December 31, 2024, we had approximately $757 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $207 million as of December 31, 2024). As of December 31, 2024, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2024	2023
Securitization programs
Receivables sold in period	$1,762	$1,815
Cash consideration	1,762	1,815

Factoring programs
Receivables sold in period	79	103
Cash consideration	78	103
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
In December 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans were issued under the Term Loan Credit Agreement, having substantially similar terms as the New Term Loan Facility, except with respect to maturity date, issue price, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The Incremental Term Loans were issued at par and will mature on February 1, 2031.
Both the New Term Loan Facility and Incremental Term Loans bear interest at a rate per annum equal to, at our option, either (a) a Term SOFR rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans.
The weighted average interest rate of our term loans was approximately 6.53% as of December 31, 2024.
Senior Notes
In December 2023, we completed the private placement of $585 million aggregate principal amount of senior notes due 2032 (the “Senior Notes due 2032”), which mature on February 1, 2032 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears, and commenced August 1, 2024. These notes were issued at par.
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
There were no share repurchases in 2024, 2023 or 2022. Our remaining share repurchase authorization as of December 31, 2024 is $503 million.
Loan Covenants and Compliance
As of December 31, 2024, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities from continuing operations, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2024	2023
Net cash provided by operating activities from continuing operations	$808	$694
Net cash used in investing activities from continuing operations	(702)	(1,502)
Net cash provided by (used in) financing activities from continuing operations	(226)	761
During 2024, we: (i) generated cash from operating activities from continuing operations of $808 million and (ii) generated proceeds from sales of property and equipment of $75 million. We used cash during this period primarily to: (i) purchase property and equipment of $789 million; (ii) make payments of $129 million related to tax withholding obligations in connection with the vesting of restricted shares and (iii) make payments on debt and finance leases of $82 million.

During 2023, we: (i) generated cash from operating activities from continuing operations of $694 million and (ii) received net proceeds of $3.0 billion from the issuance of debt. We used cash during this period primarily to: (i) purchase property and equipment of $1.5 billion; (ii) repay our Existing Term Loan Facility for $2.0 billion and (iii) redeem our Senior Notes due 2025 for $114 million.
Cash flows from operating activities from continuing operations for 2024 increased by $114 million compared with 2023. The increase in 2024 compared with 2023 reflects: (i) higher income from continuing operations of $195 million and (ii) higher non-cash depreciation and amortization of $58 million, that is added back in the determination of operating cash flows. These items were partially offset by: (i) the impact of operating assets and liabilities utilizing $194 million of cash in 2024, compared with utilizing $99 million in 2023 and (ii) higher gains on sales of property and equipment of $35 million in 2024 compared with 2023, that is subtracted in the determination of operating cash flows.
As of December 31, 2024, we had $893 million of operating lease and related interest payment obligations, of which $160 million is due within the next twelve months. Additionally, we had operating leases that have not yet commenced with future undiscounted lease payments of $45 million. These operating leases will commence in 2025 with initial lease terms of 3 years to 12 years. For further information on our operating leases and their maturities, see Note 8—Leases to our Consolidated Financial Statements. As of December 31, 2024, we have approximately $79 million of purchase commitments, of which approximately $40 million is due within the next twelve months.
Investing activities from continuing operations used $702 million of cash in 2024 compared with $1,502 million used in 2023. During 2024, we used $789 million of cash to purchase property and equipment and received $75 million from sales of property and equipment, including $47 million related to the sale of a service center in our North American LTL segment in December 2024 from a planned service center relocation. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased. During 2023, we used $1,533 million of cash to purchase property and equipment, including $878 million related to the Yellow Asset Acquisition, and received $29 million of cash from sales of property and equipment. We anticipate gross capital expenditures to be between $600 million and $700 million in 2025, including the four new service centers referenced above, funded by cash on hand and available liquidity.
Financing activities from continuing operations used $226 million of cash in 2024 compared with $761 million of cash generated in 2023. The primary uses of cash from financing activities during 2024 was $129 million to make payments for tax withholdings on restricted shares, primarily driven by a payment of approximately $85 million for tax withholdings on XPO restricted stock units that vested during December, and $82 million used to repay borrowings, primarily related to finance lease obligations. The primary source of cash from financing activities during 2023 was $3.0 billion of net proceeds from the issuance of debt. The primary uses of cash from financing activities during 2023 were $2.1 billion used to repay our Existing Term Loan Facility and redeem the Senior Notes due 2025 and $71 million used to repay other borrowings.
As of December 31, 2024, we had $3.3 billion total outstanding principal amount of debt, excluding finance leases. We have no significant debt maturities until 2028. Interest on our ABL and Term Loan facilities is variable, while interest on our senior notes is at fixed rates. Future interest payments associated with our debt total $1.2 billion at December 31, 2024, with $219 million payable within 12 months, and are estimated based on the principal amount of debt and applicable interest rates as of December 31, 2024. Additionally, as of December 31, 2024, we have $256 million of finance lease and related interest payment obligations, of which $59 million is due within the next twelve months. For further information on our debt facilities and maturities, see Note 12—Debt to our Consolidated Financial Statements. For further information on our finance lease maturities, see Note 8—Leases to our Consolidated Financial Statements.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our plans of $25 million in 2024, $18 million in 2023 and $60 million in 2022. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.

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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	Qualified Plans		Non-Qualified Plans
	2024	2023	2024	2023
Discount rate - net periodic benefit costs	5.08%	5.36%	5.02% - 5.05%	5.26% - 5.33%
Discount rate - benefit obligations	5.63%	5.15%	5.21% - 5.55%	4.98% - 5.12%
An increase or decrease of 25 basis points in the discount rate would increase or decrease our 2024 pre-tax pension income by less than $1 million.
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
For the year ended December 31, 2024, our expected return on plan assets was $98 million, compared to the actual return on plan assets of $17 million. The actual annualized return on plan assets for 2024 was approximately 1%, which was below the expected return on asset assumption for the year due to negative performance in the long duration fixed income market environment, which represented 90% of the portfolio. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2024 pre-tax pension income by approximately $4 million.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $195 million as of December 31, 2024. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.

Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2025 of approximately $6 million.
Funding
In determining the amount and timing of pension contributions, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We made benefit payments of $5 million in both 2024 and 2023 under the non-qualified plans and we estimate that we will make benefit payments of $5 million in 2025.
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
For our 2024 annual goodwill assessment, we performed a step-zero qualitative analysis for two of our reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of these reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment. For our other three reporting units, we performed a quantitative analysis using a combination of income and market approaches. All reporting units had fair values in excess of their carrying values, resulting in no impairment of goodwill.
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

Similarly, for our 2022 annual goodwill assessment performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at that time and reached the same conclusion. However, in the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, while our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter of 2022, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million in the fourth quarter of 2022 related to two of these new reporting units.
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
Self-Insurance Accruals
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance and premium expense. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, because of the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above along with other external factors. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
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
Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facility. As of December 31, 2024, we had an aggregate principal amount outstanding of $1.1 billion on our Term Loan Facility. The interest rate fluctuates based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $1.1 billion, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $11 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
ABL Facility. The interest rates on our ABL Facility fluctuate based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our ABL Facility was fully drawn throughout 2024, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $6 million.
Fixed Rate Debt. As of December 31, 2024, we had $2.2 billion of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2024 would increase the fair value of our fixed-rate indebtedness by approximately 3%. For additional information concerning our debt, see Note 12—Debt to our Consolidated Financial Statements.
We also have exposure to changes in interest rates as a result of our cash balances, which totaled $246 million as of December 31, 2024 and generally earn interest income that approximates the federal funds rate. Assuming an annual average cash balance of $246 million, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $2 million.
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
As of December 31, 2024, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in an increase in net assets of $7 million, including the impacts from cross currency swaps. As of December 31, 2024, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $33 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2024, diesel prices fluctuated by as much as 14% in France, 13% in the United Kingdom, and 11% in the United States. We include fuel surcharge programs or other cost-recovery mechanisms in many of our customer contracts to mitigate the effect of any fuel price increases over base amounts established in the contract. For our North American LTL business, pricing agreements with customers include a fuel surcharge that is typically indexed to fuel prices published weekly by the U.S. Department of Energy. The extent to which we are able to recover increases in fuel costs may also be impacted by the amount of empty or out-of-route truck miles or engine idling time. See the applicable discussion under Item 1A, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of vehicular and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2024.
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
New York, New York

February 7, 2025

XPO, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$246	$412
Accounts receivable, net of allowances of $50 and $45, respectively	977	973
Other current assets	283	208
Total current assets	1,505	1,593
Long-term assets
Property and equipment, net of $2,019 and $1,853 in accumulated depreciation, respectively	3,402	3,075
Operating lease assets	727	708
Goodwill	1,461	1,498
Identifiable intangible assets, net of $499 and $452 in accumulated amortization, respectively	361	422
Other long-term assets	254	196
Total long-term assets	6,206	5,899
Total assets	$7,712	$7,492
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$477	$532
Accrued expenses	708	775
Short-term borrowings and current maturities of long-term debt	62	69
Short-term operating lease liabilities	127	121
Other current liabilities	46	93
Total current liabilities	1,420	1,590
Long-term liabilities
Long-term debt	3,325	3,335
Deferred tax liability	393	337
Employee benefit obligations	85	91
Long-term operating lease liabilities	603	588
Other long-term liabilities	283	285
Total long-term liabilities	4,690	4,636
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 and 116 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	1,274	1,298
Retained earnings	572	185
Accumulated other comprehensive loss	(246)	(217)
Total equity	1,601	1,266
Total liabilities and equity	$7,712	$7,492
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenue	$8,072	$7,744	$7,718
Salaries, wages and employee benefits	3,377	3,159	2,945
Purchased transportation	1,701	1,760	1,964
Fuel, operating expenses and supplies	1,589	1,623	1,687
Operating taxes and licenses	80	60	58
Insurance and claims	134	167	183
Gains on sales of property and equipment	(40)	(5)	(60)
Depreciation and amortization expense	490	432	392
Goodwill impairment	—	—	64
Litigation matter	—	8	—
Transaction and integration costs	53	58	58
Restructuring costs	27	44	50
Operating income	660	438	377
Other income	(37)	(15)	(55)
Debt extinguishment loss	—	25	39
Interest expense	223	168	135
Income from continuing operations before income tax provision	473	260	258
Income tax provision	86	68	74
Income from continuing operations	387	192	184
Income (loss) from discontinued operations, net of taxes	—	(3)	482
Net income	$387	$189	$666

Net income (loss)
Continuing operations	$387	$192	$184
Discontinued operations	—	(3)	482
Net income	$387	$189	$666

Earnings (loss) per share data
Basic earnings per share from continuing operations	$3.33	$1.66	$1.60
Basic earnings (loss) per share from discontinued operations	—	(0.02)	4.19
Basic earnings per share	$3.33	$1.64	$5.79
Diluted earnings per share from continuing operations	$3.23	$1.62	$1.59
Diluted earnings (loss) per share from discontinued operations	—	(0.02)	4.17
Diluted earnings per share	$3.23	$1.60	$5.76

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	116	116	115
Diluted weighted-average common shares outstanding	120	118	116
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$387	$189	$666

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(9), $12 and $(15)	$(16)	$28	$(69)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $1 and $(1)	2	—	(2)
Defined benefit plans adjustment, net of tax effect of $5, $9 and $21	(15)	(23)	(69)
Other comprehensive income (loss)	(29)	5	(140)
Comprehensive income	$359	$194	$526
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from operating activities of continuing operations
Net income	$387	$189	$666
Income (loss) from discontinued operations, net of taxes	—	(3)	482
Income from continuing operations	387	192	184
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation and amortization	490	432	392
Goodwill impairment	—	—	64
Stock compensation expense	87	78	77
Accretion of debt	11	11	16
Deferred tax expense	57	31	80
Gains on sales of property and equipment	(40)	(5)	(60)
Other	11	54	70
Changes in assets and liabilities
Accounts receivable	(47)	(46)	(100)
Other assets	(106)	(9)	(3)
Accounts payable	(8)	(48)	62
Accrued expenses and other liabilities	(33)	4	42
Net cash provided by operating activities from continuing operations	808	694	824
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(789)	(1,533)	(521)
Proceeds from sale of property and equipment	75	29	88
Proceeds from settlement of cross currency swaps	—	2	29
Proceeds from sale of investment	12	—	—
Net cash used in investing activities from continuing operations	(702)	(1,502)	(404)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	2,962	—
Repurchase of debt	—	(2,117)	(1,068)
Proceeds from borrowings on ABL facility	—	—	275
Repayment of borrowings on ABL facility	—	—	(275)
Repayment of debt and finance leases	(82)	(71)	(61)
Payment of debt issuance costs	(4)	(27)	—
Change in bank overdrafts	(9)	34	(20)
Payment for tax withholdings for restricted shares	(129)	(19)	(27)
Distribution from RXO spin, net	—	—	312
Other	(1)	(1)	3
Net cash provided by (used in) financing activities from continuing operations	(226)	761	(861)

XPO, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash flows from discontinued operations
Operating activities of discontinued operations	—	(12)	8
Investing activities of discontinued operations	—	3	649
Financing activities of discontinued operations	—	—	(1)
Net cash provided by (used in) discontinued operations	—	(9)	656
Effect of exchange rates on cash, cash equivalents and restricted cash	—	5	(18)
Net increase (decrease) in cash, cash equivalents and restricted cash	(120)	(51)	197
Cash, cash equivalents and restricted cash, beginning of year	419	470	273
Cash, cash equivalents and restricted cash, end of year	$298	$419	$470
Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	223	185	145
Cash paid for income taxes	90	34	87
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	114,737	$—	$1,179	$43	$(84)	$1,138
Net income	—	—	—	666	—	666
Other comprehensive loss	—	—	—	—	(140)	(140)
Spin-off of RXO	—	—	—	(713)	2	(711)
Exercise and vesting of stock compensation awards	698	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(23)	—	—	(23)
Stock compensation expense	—	—	77	—	—	77
Other	—	—	5	—	—	5
Balance as of December 31, 2022	115,435	$—	$1,238	$(4)	$(222)	$1,012
Net income	—	—	—	189	—	189
Other comprehensive income	—	—	—	—	5	5
Exercise and vesting of stock compensation awards	638	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(20)	—	—	(20)
Stock compensation expense	—	—	78	—	—	78
Other	—	—	2	—	—	2
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266

XPO, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	387	—	387
Other comprehensive loss	—	—	—	—	(29)	(29)
Exercise and vesting of stock compensation awards	1,101	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(110)	—	—	(110)
Stock compensation expense	—	—	87	—	—	87
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024, 2023 and 2022
1. Organization
Nature of Operations
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 4—Segment Reporting and Geographic Information for additional information on our operations.
Strategic Developments
XPO has operated solely as an asset-based less-than-truckload (“LTL”) service provider in North America since November 2022, when we completed the spin-off of RXO, Inc. (“RXO”). This followed our completion of two additional components of our strategic plan: the spin-off of GXO Logistics, Inc. (“GXO”) in August 2021, and the sale of our North American intermodal operation in March 2022.
In December 2023, we completed the acquisition of 28 service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), purchasing 26 LTL service centers and assuming existing leases for two additional locations. This targeted expansion of our network aligns with our commitment to invest in growth capacity in key markets and operate the network more efficiently.
The previously announced authorization by our Board of Directors to divest our European business remains in effect. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
The historical results of operations and financial positions of RXO and our intermodal operation are presented as discontinued operations during the periods presented and, as such, have been excluded from both continuing operations and segment results. For information on our discontinued operations, see Note 3—Discontinued Operations.
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
Within our consolidated financial statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2024, 2023 and 2022, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $53 million, $7 million and $10 million, respectively. Our restricted cash balance as of December 31, 2024 includes approximately $47 million of proceeds received from the sale of a service center in our North American LTL segment in December 2024. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased.

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
The roll-forward of the allowance for credit losses was as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$45	$43	$36
Provision charged to expense	21	33	27
Write-offs, less recoveries, and other adjustments	(16)	(31)	(20)
Ending balance	$50	$45	$43
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $207 million as of December 31, 2024). As of December 31, 2024, the maximum amount available under the program was utilized. The weighted average interest rate was 5.09% as of December 31, 2024.

Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Securitization programs
Receivables sold in period	$1,762	$1,815	$1,744
Cash consideration	1,762	1,815	1,744

Factoring programs
Receivables sold in period	79	103	111
Cash consideration	78	103	111
Property and Equipment
We generally record property and equipment at cost, or in the case of property and equipment acquired in a business combination, at fair value at the date of acquisition.
In connection with the Yellow Asset Acquisition in December 2023, we acquired 28 LTL service centers for a purchase price of $918 million, including a cash payment of $870 million, the assumption of certain liabilities and direct transaction costs. Under the transaction, we purchased 26 of the service centers, primarily consisting of land and buildings, and assumed existing leases for the other two locations. The transaction was accounted for as an asset acquisition, with the assets recorded at cost. The Consolidated Statements of Cash Flows for the year ended December 31, 2023 reflects an $878 million investing cash outflow for this transaction.
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
For our 2024 annual goodwill assessment, we performed a step-zero qualitative analysis for two of our reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of these reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment. For our other three reporting units, we performed a quantitative analysis using a combination of income and market approaches. All reporting units had fair values in excess of their carrying values, resulting in no impairment of goodwill.
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
Similarly, for our 2022 annual goodwill assessment performed as of August 31, we performed a step-zero qualitative analysis for each of the three reporting units that existed at that time and reached the same conclusion. However, in the fourth quarter of 2022 and in connection with the RXO spin-off, we performed additional impairment tests because the number of our reporting units increased from three to five to reflect our new internal organization. Specifically, while our European Transportation business was previously considered a single reporting unit, after the spin-off of RXO, it was determined that the European Transportation business was comprised of four reporting units. As a result, in the fourth quarter of 2022, we tested each of the four new reporting units for potential impairment. A quantitative test was performed for each of these four new reporting units using a combination of income and market approaches and we recorded an aggregate impairment charge of $64 million in the fourth quarter of 2022 related to two of these new reporting units.
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
We review long-lived assets to be held-and-used, including tangible assets and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for intangible assets at December 31, 2024 is 14 to 25 years.
Accrued Expenses
The components of accrued expenses as of December 31, 2024 and 2023 are as follows:

	As of December 31,
(In millions)	2024	2023
Accrued salaries and wages	$273	$310
Accrued transportation and facility charges	184	215
Accrued insurance claims	88	99
Accrued taxes	93	84
Other accrued expenses	70	67
Total accrued expenses	$708	$775
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
Stockholders’ Equity
Shares purchased under our share repurchase program are retired and returned to authorized and unissued status. We charge any excess of cost over par value to Additional paid-in capital if a balance is present. If Additional paid-in capital is fully depleted, any remaining excess of cost over par value will be charged to Retained earnings.

Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2024 and 2023, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	AOCI Attributable to XPO
As of December 31, 2022	$(119)	$(2)	$(101)	$(222)
Other comprehensive income (loss)	37	3	(23)	17
Amounts reclassified from AOCI	(9)	(3)	—	(12)
Net current period other comprehensive income (loss)	28	—	(23)	5
As of December 31, 2023	(91)	(2)	(124)	(217)
Other comprehensive income (loss)	(7)	3	(16)	(20)
Amounts reclassified from AOCI	(9)	(1)	1	(9)
Net current period other comprehensive income (loss)	(16)	2	(15)	(29)
As of December 31, 2024	$(107)	$—	$(139)	$(246)
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
As of December 31, 2024, our income tax receivable included in Other current assets on our Consolidated Balance Sheets was $77 million, which was primarily comprised of the anticipated cash refund related to the legal entity reorganization in our European Transportation business.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2024 and 2023 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
December 31, 2024	$205	$205	$205
December 31, 2023	369	369	369
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. As of December 31, 2024, the value of our equity investment, reflected within Other current assets on our Consolidated Balance Sheets, was not material. During the year ended December 31, 2024, we recognized a gain on equity investments of $13 million in Other income on our Consolidated Statements of Income.
For information on the fair value hierarchy of our derivative instruments, financial liabilities and defined benefit pension plan assets, see Note 11—Derivative Instruments, Note 12—Debt and Note 13—Employee Benefit Plans, respectively.
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
We recognize the grant date fair value of equity awards as compensation cost over the requisite service period. We recognize expense for our performance-based restricted stock units (“PSUs”) over the awards’ requisite service period based on the number of awards expected to vest with consideration to the actual and expected financial results. We do not recognize expense until achievement of the performance targets for a PSU award is considered probable.
Adoption of New Accounting Standard
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in the ASU increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. We adopted this standard on a retrospective basis for the 2024 annual period, and for interim periods beginning January 1, 2025. The impact is limited to financial statement disclosures. See Note 4—Segment Reporting and Geographic Information.
Accounting Pronouncements Issued but Not Yet Effective
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In addition, the ASU requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses, among other disclosure requirements. This ASU is effective for annual periods beginning in 2027, and for interim periods beginning January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for annual periods beginning in 2025, and should be applied on a prospective basis, with the option to apply retrospectively. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures. The company expects to adopt the guidance as of the effective date.
3. Discontinued Operations
As discussed above, the results of RXO and our intermodal operation are presented as discontinued operations.
The following table summarizes the results of operations from discontinued operations:

Years Ended December 31,
(In millions)	2022
Revenue	$4,403
Salaries, wages and employee benefits	503
Purchased transportation	3,216
Fuel, operating expenses and supplies	296
Operating taxes and licenses	3
Insurance and claims	19
Depreciation and amortization expense	67
Gain on sale of business	(430)
Transaction and other operating costs	125
Operating income	604
Other income	(2)
Income from discontinued operations before income tax provision	606
Income tax provision	124
Net income from discontinued operations, net of taxes	$482
In 2022, we completed the sale of our intermodal operation for cash proceeds of approximately $705 million, net of cash disposed. The pre-tax gain on the sale was $430 million, net of transaction costs and working capital adjustment.
Additionally, in 2022, RXO completed debt offerings and used the net proceeds of $446 million to fund a cash payment from RXO to XPO, which we used to repay a portion of our outstanding borrowings and fund any related fees and expenses. For further information, see Note 12—Debt.
In connection with the spin-off, we entered into separation and distribution agreements as well as various other agreements that provided a framework for the relationships between the parties going forward, including, among others, an employee matters agreement (“EMA”), a tax matters agreement, an intellectual property license agreement and a transition services agreement, through which XPO agreed to provide certain services for a period of time specified in the applicable agreement following the spin-off. The impact of these services on the consolidated financial statements was immaterial.

4. Segment Reporting and Geographic Information
We are organized into two reportable segments: North American LTL, the largest component of our business, and European Transportation.
In our North American LTL segment, we provide shippers with geographic density and day-definite domestic and cross-border services to the U.S., as well as Mexico, Canada and the Caribbean. Our North American LTL segment also includes the results of our trailer manufacturing operation.
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
Our chief operating decision maker (“CODM”) is our chief executive officer. Our CODM regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, including corporate costs, in segment results reported to the CODM. We do not provide asset information by segment to the CODM.
Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, goodwill impairment charges, litigation matters, transaction and integration costs, restructuring costs and other adjustments.
Our CODM uses adjusted EBITDA to allocate resources, including property and equipment and financial or capital resources, to the segments and to assess their performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Year Ended December 31, 2024
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,899	$3,173	$—	$8,072
Salaries, wages and employee benefits	2,515	846	16	3,377
Purchased transportation	248	1,454	—	1,701
Fuel, operating expenses and supplies	928	661	—	1,589
Operating taxes and licenses	65	15	—	80
Insurance and claims	80	51	3	134
Gains on sales of property and equipment	(27)	(14)	—	(40)
Pension (income) expense	(25)	1	—	(25)
Other (income) expense	—	1	(12)	(12)
Adjusted EBITDA	$1,115	$158	$(7)	$1,266

	Year Ended December 31, 2023
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,671	$3,073	$—	$7,744
Salaries, wages and employee benefits	2,346	795	18	3,159
Purchased transportation	366	1,394	—	1,760
Fuel, operating expenses and supplies	956	661	6	1,623
Operating taxes and licenses	48	12	—	60
Insurance and claims	102	59	6	167
(Gains) losses on sales of property and equipment	8	(13)	—	(5)
Pension income	(17)	—	—	(17)
Other (income) expense	(2)	2	1	1
Adjusted EBITDA	$864	$163	$(31)	$996

	Year Ended December 31, 2022
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,645	$3,073	$—	$7,718
Salaries, wages and employee benefits	2,176	717	52	2,945
Purchased transportation	499	1,465	—	1,964
Fuel, operating expenses and supplies	983	660	44	1,687
Operating taxes and licenses	48	10	—	58
Insurance and claims	123	57	3	183
Gains on sales of property and equipment	(54)	(6)	—	(60)
Pension income	(59)	—	—	(59)
Other (income) expense	(3)	1	5	3
Adjusted EBITDA	$932	$169	$(104)	$997
(1)    Primarily represents unallocated corporate costs, as well as investment income of approximately $13 million within Other (income) expense in 2024.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated income from continuing operations:

	Years Ended December 31,
(in millions)	2024	2023	2022
Adjusted EBITDA
North American LTL	$1,115	$864	$932
European Transportation	158	163	169
Corporate	(7)	(31)	(104)
Total Adjusted EBITDA	1,266	996	997
Less:
Debt extinguishment loss	—	25	39
Interest expense	223	168	135
Income tax provision	86	68	74
Depreciation and amortization expense	490	432	392
Goodwill impairment (1)	—	—	64
Litigation matter	—	8	—
Transaction and integration costs	53	58	58
Restructuring costs	27	44	50
Other	—	1	1
Income from continuing operations	$387	$192	$184
(1)    See Note 9— Goodwill for further information on the impairment charge.
The following table presents depreciation and amortization expense by segment:

	Years Ended December 31,
(in millions)	2024	2023	2022
Depreciation and amortization expense
North American LTL	$346	$291	$239
European Transportation	140	136	128
Corporate	4	5	25
Total	$490	$432	$392
As of December 31, 2024 and 2023, we held long-lived tangible assets outside of the U.S., including right of use assets, of $715 million and $727 million, respectively.

5. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Year Ended December 31, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,792	$—	$4,792
North America (excluding United States)	107	—	107
France	—	1,277	1,277
United Kingdom	—	1,023	1,023
Europe (excluding France and United Kingdom)	—	873	873
Total	$4,899	$3,173	$8,072

	Year Ended December 31, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,572	$—	$4,572
North America (excluding United States)	99	—	99
France	—	1,291	1,291
United Kingdom	—	905	905
Europe (excluding France and United Kingdom)	—	877	877
Total	$4,671	$3,073	$7,744

	Year Ended December 31, 2022
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,549	$—	$4,549
North America (excluding United States)	96	—	96
France	—	1,328	1,328
United Kingdom	—	878	878
Europe (excluding France and United Kingdom)	—	867	867
Total	$4,645	$3,073	$7,718

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
Our restructuring-related activity was as follows:

		Year Ended December 31, 2024
(In millions)	Reserve Balance as of December 31, 2023	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2024
Severance
North American LTL	$2	$3	$(3)	$1	$3
European Transportation	1	16	(16)	—	1
Corporate	8	2	(8)	(1)	1
Total	$11	$21	$(27)	$—	$5
In addition to the severance charges noted in the table above, we recorded non-cash charges in our North American LTL segment, European Transportation segment and Corporate of $4 million, $1 million and $1 million, respectively, during 2024.
We expect the majority of the cash outlays related to the charges incurred in 2024 will be complete within twelve months.

		Year Ended December 31, 2023
(In millions)	Reserve Balance as of December 31, 2022	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2023
Severance
North American LTL	$2	$6	$(5)	$(1)	$2
European Transportation	1	12	(12)	—	1
Corporate	19	20	(30)	(1)	8
Total	$22	$38	$(47)	$(2)	$11
In addition to the severance charges noted in the table above, we recorded non-cash charges in our North American LTL segment of $6 million during 2023.

7. Property and Equipment

	December 31,
(In millions)	2024	2023
Property and equipment
Land	$879	$860
Buildings and leasehold improvements	874	733
Vehicles, tractors and trailers	2,746	2,476
Machinery and equipment	291	271
Computer software and equipment	633	588
	5,422	4,928
Less: accumulated depreciation and amortization	(2,019)	(1,853)
Total property and equipment, net	$3,402	$3,075
Net book value of capitalized internally-developed software included in property and equipment, net	$112	$120
Depreciation of property and equipment and amortization of computer software was $432 million, $376 million and $336 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In connection with the Yellow Asset Acquisition, in December 2023, we recognized approximately $850 million of Land and Buildings and leasehold improvements, including amounts related to assumed finance leases.
8. Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers and material handling equipment.
The components of our lease expense and gain realized on sale-leaseback transactions were as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Operating lease cost	$213	$199	$170
Short-term lease cost	39	47	51
Variable lease cost	33	27	22
Total operating lease cost	$285	$273	$243
Finance lease cost:
Amortization of leased assets	$61	$59	$49
Interest on lease liabilities	8	6	5
Total finance lease cost	$69	$65	$54
Total lease cost	$354	$338	$297
Gain recognized on sale-leaseback transactions (1)	$—	$—	$40
(1)    For the years ended December 31, 2024 and 2023, we did not complete any sale-leaseback transactions. For the year ended December 31, 2022, we completed multiple sale-leaseback transactions primarily for land and buildings. We received aggregate cash proceeds of $49 million in 2022. Gains on sale-leaseback transactions are included in Gains on sales of property and equipment in our Consolidated Statements of Income.

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2024	2023
Operating leases:
Operating lease assets	$727	$708

Short-term operating lease liabilities	$127	$121
Operating lease liabilities	603	588
Total operating lease liabilities	$730	$709
Finance leases:
Property and equipment, gross	$408	$472
Accumulated depreciation	(205)	(213)
Property and equipment, net	$203	$259

Short-term borrowings and current maturities of long-term debt	$52	$64
Long-term debt	158	179
Total finance lease liabilities	$210	$243
Weighted-average remaining lease term:
Operating leases	7 years	8 years
Finance leases	8 years	7 years
Weighted-average discount rate:
Operating leases	5.47%	5.24%
Finance leases	3.69%	3.24%
In connection with the Yellow Asset Acquisition, in December 2023, we recognized $23 million of Property and equipment, net and Long-term debt for finance leases assumed and $3 million of Operating lease assets and Operating lease liabilities for operating leases assumed.
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$216	$201	$176
Operating cash flows for finance leases	8	6	5
Financing cash flows for finance leases	72	68	60
Leased assets obtained in exchange for new lease obligations:
Operating leases	207	118	191
Finance leases	47	94	46
Net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in operating activities on our Consolidated Statements of Cash Flows.

Maturities of lease liabilities as of December 31, 2024 were as follows:

(In millions)	Finance Leases	Operating Leases
2025	$59	$160
2026	44	158
2027	39	129
2028	29	104
2029	20	78
Thereafter	65	264
Total lease payments	256	893
Less: interest	(46)	(163)
Present value of lease liabilities	$210	$730
As of December 31, 2024, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $45 million. These operating leases will commence in 2025 with initial lease terms of 3 years to 12 years.
9. Goodwill

(In millions)	North American LTL	European Transportation	Total
Goodwill as of December 31, 2022	$726	$746	$1,472
Impact of foreign exchange translation	—	26	26
Goodwill as of December 31, 2023	726	772	1,498
Impact of foreign exchange translation	—	(37)	(37)
Goodwill as of December 31, 2024	$726	$735	$1,461
As described in Note 2— Basis of Presentation and Significant Accounting Policies, we recorded no impairment losses in 2024 and 2023.
We recorded an aggregate impairment charge of $64 million in 2022 related to reporting units within our European Transportation reportable segment. Prior to the 2022 impairment, there were no impairment losses.
10. Intangible Assets

	December 31, 2024		December 31, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$795	$497	$809	$452
Favorable leases	65	3	65	—
Total	$860	$499	$874	$452
In connection with the Yellow Asset Acquisition, in December 2023, we recognized $65 million of Favorable leases. For further information, see Note 2—Basis of Presentation and Significant Accounting Policies.
We did not recognize any impairment of our identified intangible assets in 2024, 2023 and 2022.

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Estimated amortization expense	$56	$56	$56	$45	$36	$112
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $57 million, $54 million and $54 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other long-term assets	$7	Other long-term liabilities	$(5)
Interest rate swaps	200	Other current assets	—	Other current liabilities	—
Total			$7		$(5)

	December 31, 2023
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other current assets	$—	Other current liabilities	$(34)
Interest rate swaps	350	Other current assets	—	Other current liabilities	(2)
Interest rate swaps	200	Other long-term assets	—	Other long-term liabilities	—
Total			$—		$(36)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives			Amount of Gain Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$(1)	$—	$1	$3	$—	$—	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	36	(21)	27	—	—	—	9	9	7
Total	$38	$(22)	$27	$1	$3	$—	$9	$9	$7
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swap at December 31, 2024 matured in January 2025, at which time we executed two new interest rate swaps with a notional amount of $550 million maturing in 2026.

We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.
12. Debt

	December 31, 2024		December 31, 2023
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,089	$1,100	$1,087
6.25% senior secured notes due 2028	830	823	830	822
7.125% senior notes due 2031	450	445	450	445
7.125% senior notes due 2032	585	576	585	575
6.70% senior debentures due 2034	300	225	300	221
Finance leases, asset financing and other	228	228	254	254
Total debt	3,493	3,387	3,519	3,404
Short-term borrowings and current maturities of long-term debt	62	62	69	69
Long-term debt	$3,431	$3,325	$3,450	$3,335
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2024	$3,541	$2,223	$1,318
December 31, 2023	3,583	2,235	1,348
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
Our principal payment obligations on debt (excluding finance leases and asset financing) for the next five years and thereafter was as follows:

(In millions)	2025	2026	2027	2028	2029	Thereafter
Principal payments on debt	$—	$—	$1	$1,530	$—	$1,736
ABL Facility
In 2015, we entered into the ABL Facility which provided commitments of up to $1.0 billion with a maturity date of October 30, 2020. This facility was subsequently amended to adjust the amount of the commitment and to extend the maturity date to April 30, 2024.
In connection with the spin-off of RXO, effective November 4, 2022, the commitments under the facility were reduced from $1.0 billion to $600 million. There were no other significant changes made to the terms of the facility at that time. In February 2023, we amended the facility to extend the maturity date to April 30, 2026, among other changes. The aggregate commitment of all lenders under the amended ABL Facility remains $600 million.
Our availability under the ABL Facility is equal to the borrowing base less advances and outstanding letters of credit. Our borrowing base includes a fixed percentage of: (i) our eligible U.S. and Canadian accounts receivable; plus (ii) any of our eligible U.S. and Canadian rolling stock and equipment. A maximum of 30% of our borrowing base can be equipment and rolling stock in the aggregate. As of December 31, 2024, our borrowing base under the

ABL facility was $512 million and our availability was $511 million after considering outstanding letters of credit of less than $1 million. As of December 31, 2024, we were in compliance with the ABL Facility’s financial covenants.
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
The covenants in the ABL Facility can limit our ability to incur indebtedness; grant liens; engage in certain mergers, consolidations, acquisitions and dispositions; make certain investments and restricted payments; and enter into certain transactions with affiliates. We may also be required to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of not less than 1.00 if availability under the ABL Facility is below certain thresholds. As of December 31, 2024, we were compliant with this financial covenant.
Letters of Credit Facility
In 2020, we entered into a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renews with one-year terms until the letter of credit facility terminates. As of December 31, 2024, we have $137 million in aggregate face amount of letters of credit outstanding under the facility.
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
In December 2023, we entered into an incremental amendment to the Term Loan Credit Agreement to obtain $400 million of incremental term loans (the “Incremental Term Loans”). The Incremental Term Loans were issued under the Term Loan Credit Agreement, having substantially similar terms as the New Term Loan Facility, except with respect to maturity date, issue price, prepayment premiums in connection with certain voluntary prepayments and certain other provisions. The Incremental Term Loans were issued at par and will mature on February 1, 2031.
Both the New Term Loan Facility and Incremental Term Loans bear interest at a rate per annum equal to, at our option, either (a) a Term SOFR rate (subject to a 0.00% floor) or (b) a base rate (subject to a 0.00% floor), in each case, plus an applicable margin of 2.00% for Term SOFR loans or 1.00% for base rate loans. The weighted average interest rate of our term loans was approximately 6.53% as of December 31, 2024.
We must prepay an aggregate principal amount of the term loan facility equal to (a) 50% of any Excess Cash Flow, as defined in the agreement, for the most recent fiscal year ended, minus (b) the sum of (i) all voluntary prepayments of loans during the fiscal year and (ii) all voluntary prepayments of loans under the ABL Facility or any other revolving credit facilities during the fiscal year if accompanied by a corresponding permanent reduction in the commitments under the credit agreement or any other revolving credit facilities in the case of each of the immediately preceding clauses (i) and (ii), if such prepayments are funded with internally generated cash flow, as defined in the agreement. If our Consolidated Secured Net Leverage Ratio, as defined in the agreement, for the fiscal year was less than or equal to 3.00:1.00 and greater than 2.50:1.00, the Excess Cash Flow percentage will be 25%. If our Consolidated Secured Net Leverage Ratio for the fiscal year was less than or equal to 2.50:1.00, the Excess Cash Flow percentage will be 0%. The remaining principal is due at maturity. As of December 31, 2024, our Consolidated Secured Net Leverage Ratio was less than 2.50:1.00, and no excess cash payment was required.
Senior Notes
In December 2023, we completed the private placement of $585 million aggregate principal amount of senior notes due 2032 (the “Senior Notes due 2032”), which mature on February 1, 2032 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears, and commenced August 1, 2024. These notes were issued at par.
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
13. Employee Benefit Plans
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for some employees in the U.S. These pension plans include qualified plans that are eligible for beneficial treatment under the Internal Revenue Code and non-qualified plans that provide additional benefits for employees who are impacted by limitations on compensation eligible for benefits available under the qualified plans. We also maintain a defined benefit pension plan for one of our foreign subsidiaries that is excluded from the disclosures below due to immateriality.
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
Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

(In millions)	2024	2023
Projected benefit obligation at beginning of year	$1,466	$1,424
Interest cost	72	74
Plan amendment	(3)	—
Actuarial (gain) loss	(59)	65
Benefits paid	(137)	(97)
Projected benefit obligation at end of year	$1,338	$1,466
The actuarial gain in 2024 was a result of assumption changes, including an increase in the discount rate and other assumptions for plan participants. The actuarial loss in 2023 was a result of assumption changes, including a decrease in the discount rate and other changes to assumptions for plan participants.
The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

(In millions)	2024	2023
Fair value of plan assets at beginning of year	$1,507	$1,475
Actual return on plan assets	17	124
Employer contributions to non-qualified plans	5	5
Benefits paid	(137)	(97)
Fair value of plan assets at end of year	$1,392	$1,507

The funded status of the plans as of December 31 was as follows:

(In millions)	2024	2023
Funded status at end of year	$54	$41
Amount recognized in balance sheet:
Long-term assets	$104	$95
Current liabilities	(5)	(5)
Long-term liabilities	(45)	(49)
Net pension asset recognized	$54	$41
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation (1)	$50	$54
(1)    Relates to our non-qualified plans which are unfunded.
The funded status of our qualified plans and non-qualified plans was $104 million and $(50) million, respectively, as of December 31, 2024.
The actuarial loss included in AOCI that has not yet been recognized in net periodic benefit expense was $195 million and $174 million as of December 31, 2024 and 2023, respectively.
The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

(In millions)	2024	2023	2022
Net periodic benefit income:
Interest cost	$72	$74	$45
Expected return on plan assets	(98)	(92)	(106)
Amortization of actuarial loss	1	—	1
Net periodic benefit income	$(25)	$(18)	$(60)
Amounts recognized in Other comprehensive income (loss):
Actuarial loss	$23	$32	$99
Prior-service cost	(3)	—	—
Amortization of actuarial loss	(1)	—	—
Loss recognized in Other comprehensive income (loss)	$19	$32	$99
The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	Qualified Plans			Non-Qualified Plans
	2024	2023	2022	2024	2023	2022
Discount rate - net periodic benefit costs	5.08%	5.36%	2.43%	5.02% - 5.05%	5.26% - 5.33%	1.70% - 2.23%
Discount rate - benefit obligations	5.63%	5.15%	5.42%	5.21% - 5.55%	4.98% - 5.12%	5.29% - 5.42%
Expected long-term rate of return on plan assets	6.75%	6.40%	5.40%
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

(In millions)	2025	2026	2027	2028	2029	2030-2034
Expected benefit payments	$110	$109	$109	$109	$108	$521
Plan Assets
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 90% in fixed income securities and 10% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge approximately 100% of projected liabilities. The target allocations for equity securities includes approximately 50% in U.S. equities and approximately 50% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents, but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2024, our defined benefit plan assets had no significant concentrations of risk.
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
The assumption of 6.75% for the overall expected long-term rate of return on plan assets in 2024 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns for the various asset classes and current market expectations for inflation, interest rates and economic growth.

The fair values of investments held in the qualified pension plans by major asset category as of December 31, 2024 and 2023, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
December 31, 2024
Cash and cash equivalents	$20	$—	$—	$20	1.4%
Equity:
U.S. large companies	—	56	—	56	4.0%
U.S. small companies	—	14	—	14	1.0%
International	20	27	7	54	3.9%
Fixed income securities	279	956	6	1,241	89.1%
Derivatives	—	8	—	8	0.6%
Total plan assets	$319	$1,059	$14	$1,392	100.0%
December 31, 2023
Cash and cash equivalents	$—	$—	$36	$36	2.4%
Equity:
U.S. large companies	—	56	—	56	3.7%
U.S. small companies	—	—	15	15	1.0%
International	21	29	7	57	3.8%
Fixed income securities	284	1,039	22	1,345	89.2%
Derivatives	—	(2)	—	(2)	(0.1)%
Total plan assets	$305	$1,122	$80	$1,507	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2024 and 2023, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2024 or 2023. The non-qualified plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our non-qualified plans in 2025 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $58 million, $55 million and $52 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2024	2023
Projected benefit obligation at beginning of year	$28	$30
Interest cost on projected benefit obligation	1	2
Actuarial gain	(1)	(1)
Participant contributions	1	1
Benefits paid	(3)	(4)
Projected and accumulated benefit obligation at end of year	$26	$28
Funded status of the plan	$(26)	$(28)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(23)	(25)
Net amount recognized	$(26)	$(28)
Discount rate assumption as of December 31	5.54%	5.11%
The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $7 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2024. The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $6 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2023. The discount rates assumptions used to calculate the interest cost were 5.04% - 5.10%, 5.32% - 5.41% and 2.14% - 2.79% for the years ended December 31, 2024, 2023 and 2022, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2025	2026	2027	2028	2029	2030-2034
Expected benefit payments	$3	$3	$3	$3	$2	$10
14. Stockholders’ Equity
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
There were no share repurchases in 2024, 2023 or 2022. Our remaining share repurchase authorization as of December 31, 2024 is $503 million.

15. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards have included stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
The 2016 incentive plan authorizes the issuance of up to 11.4 million shares of our common stock as Awards. Shares awarded may consist of authorized and unissued shares or treasury shares. The 2016 incentive plan will terminate on May 18, 2032, unless terminated earlier by our Board of Directors. As of December 31, 2024, approximately 3.2 million shares of our common stock were available for the grant of Awards under the 2016 incentive plan.
Our stock-based compensation expense is recorded in Salaries, wages and employee benefits or Transaction and integration costs on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2024	2023	2022
Restricted stock and restricted stock units	$55	$52	$42
Performance-based restricted stock units	32	26	35
Total stock-based compensation expense	$87	$78	$77
Tax benefit on stock-based compensation	$(13)	$(1)	$(1)
Restricted Stock Units and Performance-Based Restricted Stock Units
We grant RSUs and PSUs to our key employees, officers and directors with various vesting requirements. RSUs generally vest based on the passage of time (service conditions) and PSUs generally vest based on the achievement of our financial targets (performance conditions). PSUs may also be subject to stock price (market conditions), employment and other non-financial conditions. The holders of the RSUs and PSUs do not have the rights of a stockholder and do not have voting rights until the shares are issued and delivered in settlement of the awards.
The number of RSUs and PSUs vested includes shares of our common stock that we withheld on behalf of our employees to satisfy the minimum tax withholdings.
We estimate the fair value of PSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model, utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers and the Company, the risk-free rate of return and other award design features. For 2024 PSU grants, we assumed share price volatility of 46.47% and a risk-free rate of return of 4.27%.
A summary of RSU and PSU award activity for the year ended December 31, 2024 is presented below:

	RSUs		PSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2023 (1)	2,609,449	$35.15	1,218,528	$42.75
Granted	217,096	117.94	229,978	117.81
Vested	(1,914,623)	34.03	(26,069)	44.43
Forfeited and canceled	(65,244)	45.74	(18,001)	61.50
Outstanding as of December 31, 2024 (1)	846,678	$58.10	1,404,436	$54.77
(1)    With respect to our PSUs, the outstanding balance reflects the number of shares to be issued based on the performance target. The actual number of shares ultimately issued will generally be reflected within the table upon vesting and depends on the final performance achieved, generally ranging from 0% to 200% of target.

The weighted-average grant date fair value of RSUs granted during the years 2024, 2023 and 2022 was $117.94, $38.65 and $39.07, respectively. The weighted-average grant date fair value of PSUs granted during the years 2024, 2023 and 2022 was $117.81, $44.07 and $57.67, respectively.
The total fair value of RSUs that vested during 2024, 2023 and 2022 was $244 million, $23 million and $46 million, respectively. All of the outstanding RSUs as of December 31, 2024 vest subject to service conditions.
The total fair value of PSUs that vested during 2024, 2023 and 2022 was $3 million, $27 million and $8 million, respectively. Of the outstanding PSUs as of December 31, 2024, 163,222 vest subject to service and performance conditions, 1,102,850 vest subject to service and a combination of market and performance conditions and 138,364 vest subject to service and market conditions.
As of December 31, 2024, unrecognized compensation cost related to non-vested RSUs and PSUs of $82 million is anticipated to be recognized over a weighted-average period of approximately 1.94 years.
Employee Stock Purchase Plan
During the first quarter of 2023, the Compensation and Human Capital Committee of the Board of Directors approved the suspension of our previous employee stock purchase plan, effective after the completion of the March 2023 offering period. There was no stock-based compensation expense recognized under this plan as it was non-compensatory.
During 2024, the Compensation and Human Capital Committee of the Board of Directors approved the reinstatement of our employee stock purchase plan, with the first offering period commencing on December 1, 2024. Our current employee stock purchase plan offers eligible employees, excluding our executive officers and directors, the right to purchase our common stock using up to 10% of each employee’s compensation. Shares are purchased at 10% below fair market value on the last trading day of each six-month offering period. The plan authorized the purchase of up to five million shares of our common stock, which is incremental to the shares authorized under the 2016 incentive plan as discussed above. The plan will terminate in October 2027, unless terminated earlier by our Board of Directors. We recognize stock-based compensation expense related to the plan over the offering period as the plan is compensatory. The amount recognized during 2024 was not material. At December 31, 2024, approximately four million shares of our common stock were available for purchase under the plan.
16. Income Taxes
Income (loss) from continuing operations before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
U.S.	$486	$286	$303
Foreign	(13)	(26)	(45)
Income from continuing operations before income tax provision	$473	$260	$258

The income tax provision is comprised of the following:

	Years Ended December 31,
(In millions)	2024	2023	2022
Current:
U.S. Federal	$8	$25	$(17)
State	6	6	2
Foreign	15	6	9
Total current income tax provision (benefit)	$29	$37	$(6)
Deferred:
U.S. Federal	$56	$38	$80
State	7	3	5
Foreign	(6)	(10)	(5)
Total deferred income tax provision	57	31	80
Total income tax provision	$86	$68	$74
During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million in 2024.
The effective tax rate reconciliations were as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of U.S. federal benefit	2.7	1.6	1.8
Foreign operations (1)	(0.6)	(1.1)	(2.8)
Contribution- and margin-based taxes	0.4	0.8	1.6
Losses for which no tax benefit can be recognized	1.8	—	—
Changes in uncertain tax positions	0.1	(1.1)	(0.1)
Non-deductible compensation	3.4	5.6	3.8
Provision to return adjustments	(0.4)	(0.3)	(2.0)
Effect of law changes	—	—	0.1
Stock-based compensation	(1.1)	0.1	(0.3)
Benefit from legal entity reorganization	(8.6)	—	—
Non-deductible goodwill impairment charge	—	—	5.2
Other	(0.6)	(0.6)	0.3
Effective tax rate	18.1%	26.0%	28.6%
(1)    Foreign operations include the cost of inclusion of foreign income in the U.S. net of foreign taxes, the impact of foreign tax rate differences from the U.S. Federal rate and permanent items related to foreign operations.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2024	2023
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$33	$29
Accrued expenses	75	65
Pension and other retirement obligations	—	6
Other	24	31
Total deferred tax asset	132	131
Valuation allowance	(26)	(18)
Total deferred tax asset, net	106	113
Deferred tax liability
Intangible assets	(80)	(97)
Property and equipment	(384)	(309)
Other	(25)	(29)
Total deferred tax liability	(489)	(435)
Net deferred tax liability	$(382)	$(322)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2024	2023
Other long-term assets	$11	$15
Deferred tax liability	(393)	(337)
Net deferred tax liability	$(382)	$(322)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2024	2023
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2025 (1)	$5	$6
State tax credit carryforward	Various times starting in 2025 (1)	1	1
Foreign net operating losses available to offset future taxable income	Various times starting in 2025 (1)	109	90
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

The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2024	$18	$9	$(1)	$26
Year Ended December 31, 2023	35	1	(18)	18
Year Ended December 31, 2022	35	1	(1)	35
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Beginning balance	$4	$6	$7
Additions for tax positions of prior years	—	2	1
Reductions for tax positions of prior years	—	—	(1)
Settlements with tax authorities	(1)	—	—
Reductions due to the statute of limitations	—	(4)	(1)
Ending balance	$3	$4	$6
Interest and penalties	2	2	3
Gross unrecognized tax benefits	$5	$6	$9
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$5	$6	$6
We could reflect a reduction to unrecognized tax benefits of up to $1 million over the next 12 months due to the statute of limitations lapsing on positions or because tax positions are sustained on audit.
We are subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2024, we have one tax year under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2020, state and local returns after 2017, and non-U.S. returns after 2015 are open under relevant statutes of limitations and are subject to audit.
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

The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2024	2023	2022
Net income from continuing operations	$387	$192	$184
Net income (loss) from discontinued operations	—	(3)	482
Net income	$387	$189	$666

Basic weighted-average common shares	116	116	115
Dilutive effect of stock-based awards	4	2	1
Diluted weighted-average common shares	120	118	116

Basic earnings from continuing operations per share	$3.33	$1.66	$1.60
Basic earnings (loss) from discontinued operations per share	—	(0.02)	4.19
Basic earnings per share	$3.33	$1.64	$5.79

Diluted earnings from continuing operations per share	$3.23	$1.62	$1.59
Diluted earnings (loss) from discontinued operations per share	—	(0.02)	4.17
Diluted earnings per share	$3.23	$1.60	$5.76
18. Commitments and Contingencies
We are involved, and expect to continue to be involved, in numerous proceedings arising out of the conduct of our business. These proceedings may include claims for property damage or personal injury incurred in connection with the transportation of freight, cargo damage or loss, environmental liability, commercial disputes, insurance coverage disputes and employment-related claims, including claims involving asserted breaches of employee restrictive covenants.
We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We review and adjust accruals for loss contingencies quarterly and as additional information becomes available. If a loss is not both probable and reasonably estimable, or if an exposure to loss exists in excess of the amount accrued, we assess whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, we disclose the estimate of the possible loss or range of loss if it is material and an estimate can be made, or disclose that such an estimate cannot be made. The determination as to whether a loss can be considered reasonably possible or probable is based on our assessment, together with legal counsel, regarding the ultimate outcome of the matter.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibit Number	Description

3.8
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

4.5	Description of Common Stock (incorporated herein by reference to Exhibit 4.5 to registrant’s Annual Report on Form 10-K filed with the SEC on February 8, 2024).

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

10.3 +
Amendment No. 2 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 21, 2020).

10.4 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.5 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2022).

10.6 +
Amendment No. 3 to the XPO Logistics, Inc. 2016 Omnibus Incentive Compensation (incorporated herein by reference to Annex B to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on April 18, 2022).

Exhibit Number	Description

10.7 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.8 +
Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Brad Jacobs (incorporated herein by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.9 +
Restricted Stock Unit Award Agreement, dated November 1, 2022, between the registrant and Mario Harik (incorporated herein by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K filed with SEC on February 13, 2023).

10.10 +
Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Brad Jacobs (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.11 +
Performance-Based Restricted Stock Unit Award Agreement, dated February 9, 2023, between the registrant and Mario Harik (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 13, 2023).

10.12 +
Form of Time-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.13 +
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

10.15 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.16 +
Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.17 +
Performance-Based Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.18 +
Promotion Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.19 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.20 +
XPO, Inc. Profit Sharing Incentive Plan, effective as of October 26, 2023 (incorporated herein by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.21 +
Form of XPO, Inc. Profit Sharing Incentive Plan Award Agreement (incorporated herein by reference to Exhibit 10.10 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

Exhibit Number	Description

10.22 +
Form of Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.23 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.24 +
Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.25 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.26 +*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan).

10.27 +
Employment Agreement, dated August 5, 2022, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.28 +
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

10.30 +
Offer Letter, dated February 14, 2023, between the registrant and Wendy Cassity (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.31 +
Change in Control and Severance Agreement, dated February 14, 2023, between the registrant and Wendy Cassity (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.32 +
Offer Letter, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.33 +
Change in Control and Severance Agreement, dated April 17, 2023, between the registrant and David Bates (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2023).

10.34 +
Offer Letter, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.35 +
Change in Control and Severance Agreement, dated July 19, 2023, between the registrant and Kyle Wismans (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2023).

10.36
XPO, Inc. Employee Stock Purchase Plan, as amended and restated on October 29, 2024 (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2024).

Exhibit Number	Description

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

10.39
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

10.40
Amendment No. 3 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 30, 2019, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).

10.41
Amendment No. 4 to Second Amended and Restated Revolving Loan Credit Agreement, dated April 3, 2020, by and among the registrant, certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding Inc., as agent. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.42
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

10.44
Amendment No. 7 to Second Amended and Restated Revolving Loan Credit Agreement, dated February 6, 2023, by and among the registrant and certain subsidiaries signatory thereto, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2023).

10.45
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

10.55
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

10.56
Tax Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.57
Employee Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.58
Intellectual Property License Agreement, dated October 24, 2022, by and between the registrant and XPO NAT Solutions, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.59
Transition Services Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

Exhibit Number	Description

10.60
Tax Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.61
Employee Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

19.1	XPO, Inc. Insider Trading Policy, dated December 19, 2022 (incorporated herein by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 8, 2024).

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
February 7, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Brad Jacobs	Executive Chairman of the Board of Directors	February 7, 2025
Brad Jacobs
/s/ Mario Harik	Director and Chief Executive Officer (Principal Executive Officer)	February 7, 2025
Mario Harik
/s/ Kyle Wismans	Chief Financial Officer (Principal Financial Officer)	February 7, 2025
Kyle Wismans
/s/ Christopher Brown	Chief Accounting Officer (Principal Accounting Officer)	February 7, 2025
Christopher Brown
/s/ Allison Landry	Vice Chair of the Board of Directors	February 7, 2025
Allison Landry
/s/ Johnny C. Taylor, Jr.	Lead Independent Director	February 7, 2025
Johnny C. Taylor, Jr.
/s/ Bella Allaire	Director	February 7, 2025
Bella Allaire
/s/ J. Wes Frye	Director	February 7, 2025
J. Wes Frye
/s/ Michael G. Jesselson	Director	February 7, 2025
Michael G. Jesselson
/s/ Irene Moshouris	Director	February 7, 2025
Irene Moshouris

