Form 10-Q
period 2025-03-31
XPO, Inc.
filed 2025-04-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 25, 2025, there were 117,806,539 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$212	$246
Accounts receivable, net of allowances of $49 and $50, respectively	1,083	977
Other current assets	286	283
Total current assets	1,580	1,505
Long-term assets
Property and equipment, net of $2,113 and $2,019 in accumulated depreciation, respectively	3,539	3,402
Operating lease assets	709	727
Goodwill	1,491	1,461
Identifiable intangible assets, net of $521 and $499 in accumulated amortization, respectively	350	361
Other long-term assets	210	254
Total long-term assets	6,299	6,206
Total assets	$7,879	$7,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$501	$477
Accrued expenses	758	708
Short-term borrowings and current maturities of long-term debt	61	62
Short-term operating lease liabilities	131	127
Other current liabilities	101	46
Total current liabilities	1,551	1,420
Long-term liabilities
Long-term debt	3,336	3,325
Deferred tax liability	392	393
Employee benefit obligations	85	85
Long-term operating lease liabilities	583	603
Other long-term liabilities	292	283
Total long-term liabilities	4,688	4,690
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 118 and 117 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,227	1,274
Retained earnings	641	572
Accumulated other comprehensive loss	(228)	(246)
Total equity	1,640	1,601
Total liabilities and equity	$7,879	$7,712
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue	$1,954	$2,018
Salaries, wages and employee benefits	832	834
Purchased transportation	399	438
Fuel, operating expenses and supplies	393	413
Operating taxes and licenses	19	19
Insurance and claims	35	38
Gains on sales of property and equipment	(2)	(2)
Depreciation and amortization expense	123	117
Legal matter	(11)	—
Transaction and integration costs	3	14
Restructuring costs	12	8
Operating income	151	138
Other income	(1)	(10)
Debt extinguishment loss	5	—
Interest expense	56	58
Income before income tax provision	91	90
Income tax provision	22	23
Net income	$69	$67

Earnings per share data
Basic earnings per share	$0.59	$0.58
Diluted earnings per share	$0.58	$0.56

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117	116
Diluted weighted-average common shares outstanding	120	120
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net income	$69	$67

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $6 and $(3)	$18	$(6)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $— and $—	(1)	2
Other comprehensive income (loss)	17	(5)
Comprehensive income	$86	$62
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$69	$67
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	123	117
Stock compensation expense	15	19
Accretion of debt	3	3
Deferred tax expense	4	8
Gains on sales of property and equipment	(2)	(2)
Other	9	1
Changes in assets and liabilities
Accounts receivable	(107)	(117)
Other assets	1	(20)
Accounts payable	(7)	48
Accrued expenses and other liabilities	35	21
Net cash provided by operating activities	142	145
Cash flows from investing activities
Payment for purchases of property and equipment	(199)	(306)
Proceeds from sale of property and equipment	7	7
Net cash used in investing activities	(191)	(299)
Cash flows from financing activities
Repayment of debt and finance leases	(18)	(21)
Payment for debt issuance costs	(3)	(4)
Change in bank overdrafts	38	11
Payment for tax withholdings for restricted shares	(47)	(15)
Other	1	—
Net cash used in financing activities	(30)	(29)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	—
Net decrease in cash, cash equivalents and restricted cash	(78)	(183)
Cash, cash equivalents and restricted cash, beginning of period	298	419
Cash, cash equivalents and restricted cash, end of period	$221	$235
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$34	$69
Leased assets obtained in exchange for new finance lease liabilities	16	5
Cash paid for interest	42	25
Cash paid (received) for income taxes, net of refunds	(2)	3
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	69	—	69
Other comprehensive income	—	—	—	—	17	17
Exercise and vesting of stock compensation awards	614	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(62)	—	—	(62)
Stock compensation expense	—	—	15	—	—	15
Balance as of March 31, 2025	117,788	$—	$1,227	$641	$(228)	$1,640

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	67	—	67
Other comprehensive loss	—	—	—	—	(5)	(5)
Exercise and vesting of stock compensation awards	239	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(15)	—	—	(15)
Stock compensation expense	—	—	19	—	—	19
Balance as of March 31, 2024	116,312	$—	$1,302	$252	$(222)	$1,332

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
Strategic Developments
In December 2023, we completed the acquisition of 28 service centers previously operated by Yellow Corporation, purchasing 26 less-than-truckload (“LTL”) service centers and assuming existing leases for two additional locations. This targeted expansion of our network aligns with our commitment to invest in growth capacity in key markets and operate the network more efficiently.
The previously announced authorization by our Board of Directors to divest our European business remains in effect. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Basis of Presentation
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2024 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of March 31, 2025 and December 31, 2024, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $9 million and $53 million, respectively. Our restricted cash balance as of December 31, 2024 included approximately $47 million of proceeds received from the sale of a service center in our North American LTL segment in December 2024. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $216 million as of March 31, 2025). As of March 31, 2025, €1 million (approximately $1 million) was available under the program. The weighted average interest rate was 4.77% as of March 31, 2025. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Securitization programs
Receivables sold in period	$425	$450
Cash consideration	425	450

Factoring programs
Receivables sold in period	23	21
Cash consideration	22	21
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2025 and December 31, 2024 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2025	$172	$172	$172
December 31, 2024	205	205	205
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. We have no equity investments as of March 31, 2025 and, as of December 31, 2024, the value of our equity investment, reflected within Other current assets on our Condensed Consolidated Balance Sheets, was not material. During the three months ended March 31, 2025 and March 31, 2024, we recognized a gain on equity investments of $0 million and $3 million, respectively, in Other income on our Condensed Consolidated Statements of Income.
For information on the fair value hierarchy of our derivative instruments and financial liabilities, see Note 5—Derivative Instruments and Note 6—Debt, respectively.
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
Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments.
Our CODM uses adjusted EBITDA to allocate resources, including property and equipment and financial or capital resources, to the segments and to assess their performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended March 31, 2025
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,172	$782	$—	$1,954
Salaries, wages and employee benefits	615	212	4	832
Purchased transportation	37	363	—	399
Fuel, operating expenses and supplies	232	162	—	393
Operating taxes and licenses	16	3	—	19
Insurance and claims	24	10	—	35
Gains on sales of property and equipment	—	(1)	—	(2)
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$250	$32	$(4)	$278

	Three Months Ended March 31, 2024
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,221	$797	$—	$2,018
Salaries, wages and employee benefits	613	215	5	834
Purchased transportation	78	360	—	438
Fuel, operating expenses and supplies	243	170	—	413
Operating taxes and licenses	16	3	—	19
Insurance and claims	21	14	3	38
(Gains) losses on sales of property and equipment	2	(4)	—	(2)
Pension income	(6)	—	—	(6)
Other (income) expense	—	—	(3)	(3)
Adjusted EBITDA	$255	$38	$(5)	$288
(1)    Primarily represents unallocated corporate costs, as well as investment income of approximately $3 million within Other (income) expense in the first quarter of 2024.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended March 31,
(in millions)	2025	2024
Adjusted EBITDA
North American LTL	$250	$255
European Transportation	32	38
Corporate	(4)	(5)
Total Adjusted EBITDA	278	288
Less:
Debt extinguishment loss	5	—
Interest expense	56	58
Income tax provision	22	23
Depreciation and amortization expense	123	117
Legal matter (1)	(11)	—
Transaction and integration costs	3	14
Restructuring costs	12	8
Net Income	$69	$67
(1)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
The following table presents depreciation and amortization expense by segment:

	Three Months Ended March 31,
(in millions)	2025	2024
Depreciation and amortization expense
North American LTL	$90	$82
European Transportation	32	34
Corporate	1	1
Total	$123	$117
As of March 31, 2025 and December 31, 2024, we held long-lived tangible assets outside of the U.S., including right of use assets, of $742 million and $715 million, respectively.

3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended March 31, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,146	$—	$1,146
North America (excluding United States)	26	—	26
France	—	314	314
United Kingdom	—	259	259
Europe (excluding France and United Kingdom)	—	209	209
Total	$1,172	$782	$1,954

	Three Months Ended March 31, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,194	$—	$1,194
North America (excluding United States)	27	—	27
France	—	334	334
United Kingdom	—	243	243
Europe (excluding France and United Kingdom)	—	220	220
Total	$1,221	$797	$2,018
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Reserve Balance as of March 31, 2025
Severance
North American LTL	$3	$—	$(1)	$1
European Transportation	1	9	(4)	6
Corporate	1	1	(1)	2
Total	$5	$10	$(6)	$9
In addition to the severance charges noted in the table above, we recorded non-cash charges in our European Transportation segment of $2 million during the first three months of 2025.
We expect that the majority of the cash outlays related to the severance charges incurred in the first three months of 2025 will be completed within 12 months.

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
The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(8)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(15)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(1)
Total			$—		$(23)

	December 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	652	Other long-term assets	7	Other long-term liabilities	(5)
Interest rate swaps	200	Other current assets	—	Other current liabilities	—
Total			$7		$(5)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$2	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(24)	13	2	3
Total	$(25)	$15	$2	$3

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
We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in Accumulated other comprehensive income (“AOCI”). The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. The outstanding interest rate swaps mature in the first quarter of 2026.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.
6. Debt

	March 31, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,091	$1,100	$1,089
6.25% senior secured notes due 2028	830	824	830	823
7.125% senior notes due 2031	450	446	450	445
7.125% senior notes due 2032	585	576	585	576
6.70% senior debentures due 2034	300	226	300	225
Finance leases, asset financing and other	233	233	228	228
Total debt	3,498	3,396	3,493	3,387
Short-term borrowings and current maturities of long-term debt	61	61	62	62
Long-term debt	$3,438	$3,336	$3,431	$3,325

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2025	$3,539	$2,209	$1,330
December 31, 2024	3,541	2,223	1,318
We valued Level 1 debt using quoted prices in active markets. We valued Level 2 debt using bid evaluation pricing models or quoted prices of securities with similar characteristics.
Revolving Credit Facility
In February 2025, we terminated our Second Amended and Restated Revolving Credit Agreement, as amended (the “ABL Facility”), and entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for revolving credit commitments in an aggregate amount of $600 million (the “Revolving Credit Facility”), of which $200 million is available for issuances of letters of credit. The maturity date of the Revolving Credit Facility is April 30, 2030.
As of March 31, 2025, we have $599 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
Our borrowings under the Revolving Credit Facility bear interest at a rate equal to: (a) for loans denominated in U.S. Dollars, Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate and (b) for loans denominated in Canadian Dollars, Term Canadian Overnight Repo Rate (“CORRA”) or the Canadian base rate plus (i) in the case of base rate loans, an applicable rate ranging from 0.25% to 1.00% or, (ii) in the case of Term SOFR or Term CORRA loans, an applicable rate ranging from 1.25% to 2.00%, which is determined based on our Consolidated Total Net Leverage Ratio (as defined in the Revolving Credit Agreement). In addition, we are required to pay an unused commitment fee of between 0.20% and 0.30% on the undrawn commitments under the Revolving Credit Facility, determined based on our Consolidated Total Net Leverage Ratio.
The Revolving Credit Facility is secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions, and contains representations and warranties, affirmative and negative covenants, and events of default customary for agreements of this nature. Security interests and certain covenants under the Revolving Credit Agreement will release, terminate or be amended upon, among other things, the Company’s achievement of investment grade ratings from at least two rating agencies. As of March 31, 2025, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of March 31, 2025, we had issued $133 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement. Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million due to this refinancing.
The Refinancing Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term SOFR plus (i) in the case of ABR Loans, 0.75% or, (ii) in the case of Term SOFR Loans, 1.75%, which, in each case after September 30, 2025, shall be reduced by 0.25% upon the achievement of a Consolidated First Lien Net Leverage Ratio (as defined in the Amended Term Loan Credit Agreement) of less than or equal to 1.21 to 1.00. The Refinancing Term Loan Facilities are secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions.

The amended Term Loan Credit Agreement contains customary mandatory prepayment requirements, representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, in each case subject to a number of important exceptions and qualifications.
The weighted average interest rate of our term loans was approximately 6.07% as of March 31, 2025.
7. Stockholders’ Equity
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. Our share repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The new share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue the program at any time.
This plan replaces our previous share repurchase plan, authorized in February 2019, which had $503 million remaining. There were no share repurchases during the first quarter of 2025 and our remaining share repurchase authorization as of March 31, 2025 is $750 million.
8. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Net income	$69	$67

Basic weighted-average common shares	117	116
Dilutive effect of stock-based awards	2	4
Diluted weighted-average common shares	120	120

Basic earnings per share	$0.59	$0.58

Diluted earnings per share	$0.58	$0.56
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue took place in October 2024 where the jury issued a favorable verdict for the Company, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial on allocation of defense and indemnity costs among the applicable insurance policies is taking place over multiple dates from March to June 2025. We have accrued an immaterial amount for the potential exposure associated with ultimate allocation to the relevant policies; however, any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual future results, levels of activity, performance or achievements to be materially different from our expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of March 31, 2025, we had approximately 38,000 employees serving approximately 55,000 customers through 606 locations in 17 countries.
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
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with secular growth drivers, a favorable pricing environment and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $53 billion in 2024.
We provide approximately 36,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. zip codes, as well as cross-border services to Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended March 31, 2025, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 17 billion pounds of freight through our network.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in people, network capacity and proprietary technology. We manage the business to specific objectives, such as on-time delivery and damage-free transport of customer freight, the optimal sourcing of linehaul transportation, and the strategic expansion of our footprint in markets with long-term demand. Since implementing our growth plan in the fourth quarter of 2021, we have added more than 2,000 net new doors to our network — this includes the acquisition of service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), completed in December 2023. As of March 31, 2025, we had opened the majority of these acquired locations.
Additionally, we have continued to advance a host of initiatives that are specific to XPO and largely independent of the macroeconomic environment. Our in-house trailer manufacturing facility and truck driver schools are self-reliant capabilities that are competitively advantageous for us, particularly when industry conditions make it difficult to source equipment or drivers. In 2024, we produced over 4,400 trailers and continued to invest in training commercial drivers at our XPO driver schools.
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
Our range of freight services in Europe encompasses dedicated truckload, LTL, full truckload brokerage, warehousing, managed transportation, last mile, freight forwarding and, increasingly, multimodal solutions customized for our customers, such as road-rail and road-short sea combinations. Our operators use our proprietary technology to manage these services within our digital ecosystem in Europe.
Technology
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes pricing, linehaul, labor planning, pickup-and-delivery and dock operations — the main components of the service we provide. We have been investing in proprietary artificial intelligence (“AI”) technology and have identified a number of high-impact applications where intelligent automation and better decision-making can directly enhance profitability. We see artificial intelligence playing a major role in how we operate, compete, and create value over the long term.
An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended March 31, 2025, we moved approximately 17 billion pounds of freight 800 million miles, including moving linehaul freight an average of 2.6 million miles a day.
With intelligent route-building, we can reduce empty miles in our linehaul network and improve load factor. Our proprietary optimization models analyze massive amounts of data including volume, capacity, and dimensions and generate instructions to maximize trailer utilization, reduce cost, and enhance service. We use our real-time visualization tools to drive efficiencies with pickups and deliveries and developed a robust pricing platform for contractual account management.

Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$1,954	$2,018	100.0%	100.0%	(3.2)%
Salaries, wages and employee benefits	832	834	42.6%	41.3%	(0.2)%
Purchased transportation	399	438	20.4%	21.7%	(8.9)%
Fuel, operating expenses and supplies	393	413	20.1%	20.5%	(4.8)%
Operating taxes and licenses	19	19	1.0%	0.9%	—%
Insurance and claims	35	38	1.8%	1.9%	(7.9)%
Gains on sales of property and equipment	(2)	(2)	(0.1)%	(0.1)%	—%
Depreciation and amortization expense	123	117	6.3%	5.8%	5.1%
Legal matter	(11)	—	(0.6)%	—%	NM
Transaction and integration costs	3	14	0.2%	0.7%	(78.6)%
Restructuring costs	12	8	0.6%	0.4%	50.0%
Operating income	151	138	7.7%	6.8%	9.4%
Other income	(1)	(10)	(0.1)%	(0.5)%	(90.0)%
Debt extinguishment loss	5	—	0.3%	—%	NM
Interest expense	56	58	2.9%	2.9%	(3.4)%
Income before income tax provision	91	90	4.7%	4.5%	1.1%
Income tax provision	22	23	1.1%	1.1%	(4.3)%
Net income	$69	$67	3.5%	3.3%	3.0%
NM - Not meaningful.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Our consolidated revenue for the first quarter of 2025 decreased 3.2% to $1.95 billion, compared with the same period in 2024. The decrease in revenue in the first quarter of 2025 compared to the same period in 2024 reflects declines in both of our reportable segments, further explained below. Foreign currency movement decreased revenue by approximately 1.4 percentage points in the first quarter of 2025.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the first quarter of 2025 was $832 million, or 42.6% of revenue, compared with $834 million, or 41.3% of revenue, for the same period in 2024. The year-over-year increase as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers, partially offset by lower incentive compensation and savings from restructuring actions.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the first quarter of 2025 was $399 million, or 20.4% of revenue, compared with $438 million, or 21.7% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the first quarter of 2025 was $393 million, or 20.1% of revenue, compared with $413 million, or 20.5% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue primarily reflects lower fuel costs.

Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the first quarter of 2025 was $19 million, compared with $19 million for the same period in 2024.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the first quarter of 2025 was $35 million, compared with $38 million for the same period in 2024. The year-over-year decrease primarily reflects lower costs in our European Transportation segment, partially offset by higher vehicular insurance costs in our North American LTL segment.
Depreciation and amortization expense for the first quarter of 2025 was $123 million, compared with $117 million for the same period in 2024. The year-over-year increase reflects the impact of capital investments, in particular service centers acquired in the Yellow Asset Acquisition, as well as tractors and trailers.
Legal matter for the first quarter of 2025 was a gain of $11 million, which reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
Transaction and integration costs for the first quarter of 2025 were $3 million, compared with $14 million for the same period in 2024. The year-over-year decrease primarily relates to no further stock-based compensation costs in the current year for certain employees related to strategic initiatives.
Restructuring costs for the first quarter of 2025 were $12 million, compared with $8 million for the same period in 2024, which primarily related to restructuring actions in our European Transportation segment. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the first quarter of 2025 was $1 million, compared with $10 million for the same period in 2024. The year-over-year decrease primarily reflects a $5 million decrease in net periodic pension income and a $3 million decrease in investment income.
Debt extinguishment loss for the first quarter of 2025 was $5 million, with no comparable loss for the same period in 2024. The debt extinguishment loss in the first quarter of 2025 related to the refinancing of our term loan facility.
Interest expense decreased to $56 million for the first quarter of 2025, compared with $58 million for the same period in 2024. The decrease is primarily due to lower interest rates on our variable rate debt.
Our effective income tax rates were 24.2% and 25.2% for the first quarters of 2025 and 2024, respectively. The effective income tax rates for the first quarter of 2025 and 2024 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The decrease in our effective income tax rate for the first quarter of 2025 compared to the same period in 2024 was primarily driven by a decrease in losses for which no tax benefit can be recognized and a decrease in forecasted non-deductible executive compensation expense. In both the first quarter of 2025 and 2024, the effective tax rates were impacted by losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation expense, partially offset by a discrete tax benefit of $5 million from stock-based compensation in both periods.

Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. For our North American LTL and European Transportation segments, our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments. Segment adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of adjusted EBITDA to Net income.
North American Less-Than-Truckload Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$1,172	$1,221	100.0%	100.0%	(4.0)%
Adjusted EBITDA (1)	250	255	21.3%	20.9%	(2.0)%
Depreciation and amortization	90	82	7.7%	6.7%	9.8%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment decreased 4.0% to $1.17 billion for the first quarter of 2025, compared with $1.22 billion for the same period in 2024. Revenue included fuel surcharge revenue of $178 million and $210 million, respectively, for the first quarters of 2025 and 2024. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices and lower volume.
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

	Three Months Ended March 31,
	2025	2024	Change %
Pounds per day (thousands)	65,427	70,709	(7.5)%
Shipments per day	48,400	51,392	(5.8)%
Average weight per shipment (in pounds)	1,352	1,376	(1.8)%
Gross revenue per hundredweight, excluding fuel surcharges	$24.73	$23.13	6.9%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year decrease in revenue, excluding fuel surcharge revenue, in the first quarter of 2025 reflects lower volume, driven by lower shipments per day and lower average weight per shipment. These items were partially offset by higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives.
Adjusted EBITDA was $250 million for the first quarter of 2025, compared with $255 million for the same period in 2024. The decrease in adjusted EBITDA reflects lower revenue, driven by lower fuel surcharge revenue and volume, and lower pension income. These items were partially offset by higher yield and lower purchased transportation and fuel costs.
Depreciation and amortization expense increased to $90 million in the first quarter of 2025 compared with $82 million for the same period in 2024. The increase was due to the impact of capital investments, in particular service centers acquired in the Yellow Asset Acquisition, as well as tractors and trailers.

European Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$782	$797	100.0%	100.0%	(1.9)%
Adjusted EBITDA (1)	32	38	4.1%	4.8%	(15.8)%
Depreciation and amortization	32	34	4.1%	4.3%	(5.9)%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment decreased 1.9% to $782 million for the first quarter of 2025, compared with $797 million for the same period in 2024. Foreign currency movement decreased revenue by approximately 3.4 percentage points in the first quarter of 2025. The increase in revenue during the first quarter of 2025, compared to the same period in 2024, after taking into effect the impact of foreign currency movement, primarily reflects higher yield, partially offset by lower volume.
Adjusted EBITDA was $32 million for the first quarter of 2025, compared with $38 million for the same period in 2024. The decrease in adjusted EBITDA was primarily driven by higher purchased transportation, partially offset by the increase in revenue after taking into effect the impact of foreign currency movement, described above, and lower fuel costs and insurance and claims.
Depreciation and amortization expense decreased to $32 million in the first quarter of 2025 compared with $34 million for the same period in 2024.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $212 million as of March 31, 2025, compared to $246 million as of December 31, 2024. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of March 31, 2025, we have $599 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $133 million in aggregate face amount of letters of credit as of March 31, 2025.
In February 2025, we terminated our Second Amended and Restated Revolving Credit Agreement, as amended, and entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for revolving credit commitments in an aggregate amount of $600 million (the “Revolving Credit Facility”). See Note 6—Debt to our Condensed Consolidated Financial Statements for further information.
As of March 31, 2025, we had approximately $811 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $216 million as of March 31, 2025). As of March 31, 2025, €1 million (approximately $1 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.

Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement. Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million due to this refinancing.
The Refinancing Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term Secured Overnight Financing Rate (“SOFR”) plus (i) in the case of ABR Loans, 0.75% or, (ii) in the case of Term SOFR Loans, 1.75%, which, in each case after September 30, 2025, shall be reduced by 0.25% upon the achievement of a Consolidated First Lien Net Leverage Ratio (as defined in the Amended Term Loan Credit Agreement) of less than or equal to 1.21 to 1.00. The Refinancing Term Loan Facilities are secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions.
The amended Term Loan Credit Agreement contains customary mandatory prepayment requirements, representations and warranties, events of default, reporting and other affirmative covenants and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, in each case subject to a number of important exceptions and qualifications.
The weighted average interest rate of our term loans was approximately 6.07% as of March 31, 2025.
Loan Covenants and Compliance
As of March 31, 2025, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2025	2024
Net cash provided by operating activities	$142	$145
Net cash used in investing activities	(191)	(299)
Net cash used in financing activities	(30)	(29)
During the three months ended March 31, 2025, we generated cash from operating activities of $142 million. We used cash during the period primarily to: (i) purchase property and equipment of $199 million and (ii) make net payments of $47 million related to tax withholding obligations in connection with the vesting of restricted shares.
During the three months ended March 31, 2024, we generated cash from operating activities of $145 million. We used cash during this period primarily to: (i) purchase property and equipment of $306 million; (ii) make payments on debt and finance leases of $21 million; and (iii) make payments of $15 million related to tax withholding obligations in connection with the vesting of restricted shares
Cash flows from operating activities for the three months ended March 31, 2025 decreased by $3 million, compared with the same period in 2024. The decrease primarily reflects the impact of operating assets and liabilities utilizing $78 million of cash in the first three months of 2025, compared with utilizing $68 million during the same period in 2024, which was partially offset by higher non-cash depreciation and amortization of $6 million, that is added back in the determination of operating cash flows.
Investing activities used $191 million of cash in the three months ended March 31, 2025 and $299 million of cash in the three months ended March 31, 2024. During the three months ended March 31, 2025, we used $199 million to purchase property and equipment, as compared to a $306 million usage of cash in the same period in 2024. The decrease is due to the timing of capital expenditures in 2025 compared to 2024.

Financing activities used $30 million of cash in the three months ended March 31, 2025 and $29 million of cash in the three months ended March 31, 2024. The primary uses of cash from financing activities during the first three months of 2025 were $47 million to make net payments for tax withholdings on restricted shares and $18 million used to repay borrowings, primarily related to finance lease obligations. The primary uses of cash from financing activities during the first three months of 2024 were $21 million used to repay borrowings, primarily related to finance lease obligations, and $15 million to make payments for tax withholdings on restricted shares. The primary source of cash from financing activities during the first three months of 2025 was $38 million of proceeds from bank overdrafts, as compared to $11 million in the same period of 2024.
There were no material changes to our December 31, 2024 contractual obligations during the three months ended March 31, 2025. We anticipate full year gross capital expenditures to be between $600 million and $700 million in 2025, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2025, as compared with the quantitative and qualitative disclosures about market risk described in our 2024 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Note 9—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 7, 2025).

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

10.6
Refinancing Amendment (Amendment No. 10 to Senior Secured Term Loan Credit Agreement), dated February 26, 2025, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

10.7
Revolving Credit Agreement, dated February 26, 2025, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

10.8*
Technical Amendment (Amendment No. 1 to Revolving Credit Agreement), dated March 14, 2025, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

Exhibit Number	Description

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

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
Date: April 30, 2025