Form 10-Q
period 2025-06-30
XPO, Inc.
filed 2025-07-31
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 25, 2025, there were 117,762,083 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$225	$246
Accounts receivable, net of allowances of $46 and $50, respectively	1,132	977
Other current assets	265	283
Total current assets	1,623	1,505
Long-term assets
Property and equipment, net of $2,219 and $2,019 in accumulated depreciation, respectively	3,646	3,402
Operating lease assets	756	727
Goodwill	1,553	1,461
Identifiable intangible assets, net of $552 and $499 in accumulated amortization, respectively	340	361
Other long-term assets	214	254
Total long-term assets	6,510	6,206
Total assets	$8,133	$7,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$498	$477
Accrued expenses	777	708
Short-term borrowings and current maturities of long-term debt	63	62
Short-term operating lease liabilities	148	127
Other current liabilities	113	46
Total current liabilities	1,599	1,420
Long-term liabilities
Long-term debt	3,344	3,325
Deferred tax liability	383	393
Employee benefit obligations	85	85
Long-term operating lease liabilities	612	603
Other long-term liabilities	329	283
Total long-term liabilities	4,753	4,690
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 118 and 117 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,233	1,274
Retained earnings	747	572
Accumulated other comprehensive loss	(199)	(246)
Total equity	1,781	1,601
Total liabilities and equity	$8,133	$7,712
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$2,080	$2,079	$4,034	$4,097
Salaries, wages and employee benefits	871	854	1,703	1,688
Purchased transportation	426	436	826	874
Fuel, operating expenses and supplies	384	402	777	814
Operating taxes and licenses	21	21	40	40
Insurance and claims	40	33	75	71
Gains on sales of property and equipment	(1)	(4)	(3)	(5)
Depreciation and amortization expense	131	122	254	239
Legal matter	(2)	—	(13)	—
Transaction and integration costs	3	12	6	26
Restructuring costs	8	6	20	14
Operating income	198	197	349	335
Other income	(2)	(6)	(3)	(16)
Debt extinguishment loss	—	—	5	—
Interest expense	56	56	112	114
Income before income tax provision (benefit)	143	147	234	237
Income tax provision (benefit)	37	(3)	59	20
Net income	$106	$150	$175	$217

Earnings per share data
Basic earnings per share	$0.90	$1.29	$1.49	$1.87
Diluted earnings per share	$0.89	$1.25	$1.47	$1.81

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	118	116	118	116
Diluted weighted-average common shares outstanding	119	120	119	120
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$106	$150	$175	$217

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $14, $(4), $20 and $(7)	$29	$(3)	$47	$(9)
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $(1), $— and $(1)	—	—	(1)	1
Other comprehensive income (loss)	29	(3)	46	(8)
Comprehensive income	$135	$147	$222	$209
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$175	$217
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	254	239
Stock compensation expense	31	42
Accretion of debt	5	5
Deferred tax expense	6	25
Gains on sales of property and equipment	(3)	(5)
Other	14	6
Changes in assets and liabilities
Accounts receivable	(124)	(135)
Other assets	26	(67)
Accounts payable	(22)	14
Accrued expenses and other liabilities	26	13
Net cash provided by operating activities	389	355
Cash flows from investing activities
Payment for purchases of property and equipment	(395)	(496)
Proceeds from sale of property and equipment	12	13
Net cash used in investing activities	(382)	(483)
Cash flows from financing activities
Repayment of debt and finance leases	(36)	(39)
Payment for debt issuance costs	(3)	(4)
Repurchase of common stock	(10)	—
Change in bank overdrafts	22	27
Payment for tax withholdings for restricted shares	(48)	(17)
Other	2	(1)
Net cash used in financing activities	(74)	(35)
Effect of exchange rates on cash, cash equivalents and restricted cash	2	—
Net decrease in cash, cash equivalents and restricted cash	(65)	(162)
Cash, cash equivalents and restricted cash, beginning of period	298	419
Cash, cash equivalents and restricted cash, end of period	$233	$256
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$100	$144
Leased assets obtained in exchange for new finance lease liabilities	26	31
Cash paid for interest	117	101
Cash paid for income taxes, net of refunds	31	32
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2025	117,788	$—	$1,227	$641	$(228)	$1,640
Net income	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	29	29
Exercise and vesting of stock compensation awards	40	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Retirement of common stock	(83)	—	(10)	—	—	(10)
Stock compensation expense	—	—	16	—	—	16
Other	—	—	2	—	—	2
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	175	—	175
Other comprehensive income	—	—	—	—	46	46
Exercise and vesting of stock compensation awards	654	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(64)	—	—	(64)
Retirement of common stock	(83)	—	(10)	—	—	(10)
Stock compensation expense	—	—	31	—	—	31
Other	—	—	2	—	—	2
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2024	116,312	$—	$1,302	$252	$(222)	$1,332
Net income	—	—	—	150	—	150
Other comprehensive loss	—	—	—	—	(3)	(3)
Exercise and vesting of stock compensation awards	32	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(3)	—	—	(3)
Stock compensation expense	—	—	23	—	—	23
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	217	—	217
Other comprehensive loss	—	—	—	—	(8)	(8)
Exercise and vesting of stock compensation awards	271	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(18)	—	—	(18)
Stock compensation expense	—	—	42	—	—	42
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of June 30, 2025 and December 31, 2024, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $8 million and $53 million, respectively. Our restricted cash balance as of December 31, 2024 included approximately $47 million of proceeds received from the sale of a service center in our North American LTL segment in December 2024. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $236 million as of June 30, 2025). As of June 30, 2025, €1 million (approximately $2 million) was available under the program. The weighted average interest rate was 4.80% as of June 30, 2025. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Securitization programs
Receivables sold in period	$495	$449	$920	$899
Cash consideration	495	449	920	899

Factoring programs
Receivables sold in period	14	20	37	41
Cash consideration	13	20	35	41
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2025 and December 31, 2024 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2025	$196	$196	$196
December 31, 2024	205	205	205
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. We have no equity investments as of June 30, 2025 and, as of December 31, 2024, the value of our equity investment, reflected within Other current assets on our Condensed Consolidated Balance Sheets, was not material. During the first quarter of 2024, we recognized a gain on equity investments of $3 million in Other income on our Condensed Consolidated Statements of Income. There was no material gain on equity investments in the second quarter of 2024 or in 2025.
For information on the fair value hierarchy of our derivative instruments and financial liabilities, see Note 5—Derivative Instruments and Note 6—Debt, respectively.
Accounting Pronouncements Issued but Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The ASU requires new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions. In addition, the ASU requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses, among other disclosure requirements. This ASU is effective for annual periods beginning in 2027, and for interim periods beginning January 1, 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard, which is limited to financial statement disclosures.

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
In our European Transportation segment, we serve an extensive base of customers within the consumer, trade and industrial markets. We offer dedicated truckload, LTL, full truckload brokerage, warehousing, managed transportation, last mile, freight forwarding and multimodal solutions, such as road-rail and road-short sea combinations.
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
Our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income before debt extinguishment loss, interest expense, income tax provision (benefit), depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments.
Our CODM uses adjusted EBITDA to allocate resources, including property and equipment and financial or capital resources, to the segments and to assess their performance by monitoring budget-to-actual and year-over-year variances.

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,240	$841	$—	$2,080
Salaries, wages and employee benefits	643	224	4	871
Purchased transportation	32	394	—	426
Fuel, operating expenses and supplies	222	163	—	384
Operating taxes and licenses	17	4	—	21
Insurance and claims	25	15	—	40
(Gains) losses on sales of property and equipment	2	(3)	—	(1)
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$300	$44	$(4)	$340

	Three Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,272	$808	$—	$2,079
Salaries, wages and employee benefits	639	212	3	854
Purchased transportation	68	368	—	436
Fuel, operating expenses and supplies	236	165	—	402
Operating taxes and licenses	16	4	—	21
Insurance and claims	20	13	—	33
(Gains) losses on sales of property and equipment	1	(5)	—	(4)
Pension (income) expense	(6)	—	—	(6)
Adjusted EBITDA	$297	$49	$(3)	$343

	Six Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$2,412	$1,622	$—	$4,034
Salaries, wages and employee benefits	1,259	436	8	1,703
Purchased transportation	69	757	—	826
Fuel, operating expenses and supplies	454	324	—	777
Operating taxes and licenses	33	7	—	40
Insurance and claims	49	26	—	75
(Gains) losses on sales of property and equipment	2	(5)	—	(3)
Pension (income) expense	(3)	—	—	(3)
Adjusted EBITDA	$550	$76	$(8)	$618

	Six Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$2,493	$1,605	$—	$4,097
Salaries, wages and employee benefits	1,252	428	8	1,688
Purchased transportation	146	728	—	874
Fuel, operating expenses and supplies	479	335	—	814
Operating taxes and licenses	32	8	—	40
Insurance and claims	41	27	3	71
(Gains) losses on sales of property and equipment	3	(9)	—	(5)
Pension (income) expense	(13)	—	—	(12)
Other (income) expense	—	—	(3)	(3)
Adjusted EBITDA	$551	$87	$(8)	$631
(1)    Primarily represents unallocated corporate costs, as well as investment income of approximately $3 million within Other (income) expense in the first quarter of 2024.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Adjusted EBITDA
North American LTL	$300	$297	$550	$551
European Transportation	44	49	76	87
Corporate	(4)	(3)	(8)	(8)
Total Adjusted EBITDA	340	343	618	631
Less:
Debt extinguishment loss	—	—	5	—
Interest expense	56	56	112	114
Income tax provision (benefit)	37	(3)	59	20
Depreciation and amortization expense	131	122	254	239
Legal matter (1)	(2)	—	(13)	—
Transaction and integration costs	3	12	6	26
Restructuring costs	8	6	20	14
Net Income	$106	$150	$175	$217
(1)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
The following table presents depreciation and amortization expense by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization expense
North American LTL	$96	$86	$185	$168
European Transportation	34	35	67	70
Corporate	1	1	2	2
Total	$131	$122	$254	$239
As of June 30, 2025 and December 31, 2024, we held long-lived tangible assets outside of the U.S., including right of use assets, of $789 million and $715 million, respectively.

3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,212	$—	$1,212
North America (excluding United States)	27	—	27
France	—	336	336
United Kingdom	—	281	281
Europe (excluding France and United Kingdom)	—	224	224
Total	$1,240	$841	$2,080

	Three Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,244	$—	$1,244
North America (excluding United States)	28	—	28
France	—	331	331
United Kingdom	—	254	254
Europe (excluding France and United Kingdom)	—	222	222
Total	$1,272	$808	$2,079

	Six Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,358	$—	$2,358
North America (excluding United States)	54	—	54
France	—	650	650
United Kingdom	—	539	539
Europe (excluding France and United Kingdom)	—	433	433
Total	$2,412	$1,622	$4,034

	Six Months Ended June 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,438	$—	$2,438
North America (excluding United States)	55	—	55
France	—	664	664
United Kingdom	—	497	497
Europe (excluding France and United Kingdom)	—	443	443
Total	$2,493	$1,605	$4,097

4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Reserve Balance as of June 30, 2025
Severance
North American LTL	$3	$4	$(2)	$4
European Transportation	1	9	(7)	4
Corporate	1	5	(2)	5
Total	$5	$18	$(11)	$12
In addition to the severance charges noted in the table above, we recorded non-cash charges in our European Transportation segment of $2 million during the first six months of 2025.
We expect that the majority of the cash outlays related to the severance charges incurred in the first six months of 2025 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(34)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(48)
Interest rate swaps	550	Other long-term assets	—	Other long-term liabilities	(1)
Total			$—		$(82)

	December 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other long-term assets	$7	Other long-term liabilities	$(5)
Interest rate swaps	200	Other current assets	—	Other current liabilities	—
Total			$7		$(5)

The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	—	—	—	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(59)	5	—	—	3	2
Total	$(59)	$5	$—	$—	$3	$2

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2025	2024	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$2	$—	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(84)	18	—	—	5	5
Total	$(85)	$21	$—	$1	$5	$5
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

Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. In the second quarter of 2025, we extended our outstanding interest rate swaps through the fourth quarter of 2026.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.
6. Debt

	June 30, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,100	$1,092	$1,100	$1,089
6.25% senior secured notes due 2028	830	824	830	823
7.125% senior notes due 2031	450	446	450	445
7.125% senior notes due 2032	585	577	585	576
6.70% senior debentures due 2034	300	227	300	225
Finance leases, asset financing and other	242	242	228	228
Total debt	3,507	3,408	3,493	3,387
Short-term borrowings and current maturities of long-term debt	63	63	62	62
Long-term debt	$3,444	$3,344	$3,431	$3,325
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2025	$3,593	$2,246	$1,346
December 31, 2024	3,541	2,223	1,318
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
As of June 30, 2025, we have $599 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
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
The Revolving Credit Facility is secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions, and contains representations and warranties, affirmative and negative covenants, and events of default customary for agreements of this nature. Security interests and certain covenants under the Revolving Credit Agreement will release, terminate or be amended upon, among other things, the Company’s achievement of investment grade ratings from at least two rating agencies. As of June 30, 2025, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of June 30, 2025, we had issued $133 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement. Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million in the first quarter of 2025 due to this refinancing.
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
The weighted average interest rate of our term loans was approximately 6.08% as of June 30, 2025.
7. Stockholders’ Equity
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The new share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.
In the second quarter of 2025, we repurchased and retired 0.1 million shares of common stock with an aggregate value of $10 million at an average price of $120.41 per share. The share repurchases were funded by cash on hand. As of June 30, 2025, our remaining share repurchase authorization was $740 million.

8. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We are evaluating the full effects of the legislation on our financial statements, but we anticipate cash tax savings with an immaterial impact on our effective tax rate.
During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million in the second quarter of 2024.
9. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$106	$150	$175	$217

Basic weighted-average common shares	118	116	118	116
Dilutive effect of stock-based awards	2	4	2	4
Diluted weighted-average common shares	119	120	119	120

Basic earnings per share	$0.90	$1.29	$1.49	$1.87

Diluted earnings per share	$0.89	$1.25	$1.47	$1.81
10. Commitments and Contingencies
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
Insurance Contribution Litigation
In April 2012, Allianz Global Risks US Insurance Company sued eighteen insurance companies in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552). Allianz Global Risks US Ins. Co. (“Allianz”) sought contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). Defendants had insured Freightliner’s assets, which DTNA acquired in 1981. Con-way, Freightliner’s former parent company, intervened. We acquired Con-way in 2015. Con-way and Freightliner had self-insured under fronting agreements with defendant insurers ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning one of the pollution exclusions at issue. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment, leaving open the pollution exclusion and allocation issues. The trial on the pollution exclusion issue took place in October 2024 where the jury issued a favorable verdict for the Company, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial on allocation of defense and indemnity costs among the applicable insurance policies took place during the first half of 2025, with final hearings on allocation currently scheduled for October 2025. We have accrued an immaterial amount for the potential exposure associated with ultimate allocation to the relevant policies; however, any losses that may arise in connection with the fronting policies issued by defendant insurers ACE, Westport, and General are not reasonably estimable at this time.
11. Subsequent Events
In July 2025, we used cash on hand to repay $50 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.

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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of June 30, 2025, we had approximately 38,000 employees serving approximately 55,000 customers through 608 locations in 17 countries.
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
We provide approximately 37,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. zip codes, as well as cross-border services to Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended June 30, 2025, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 17 billion pounds of freight through our network.
Importantly, our LTL business historically has generated a high return on invested capital and robust free cash flow. This supports our ongoing investments in people, network capacity and proprietary technology. We manage the business to specific objectives, such as on-time delivery and damage-free transport of customer freight, the optimal sourcing of linehaul transportation, and the strategic expansion of our footprint in markets with long-term demand. Since implementing our growth plan in the fourth quarter of 2021, we have added more than 2,000 net new doors to our network — this includes the acquisition of service centers previously operated by Yellow Corporation (the “Yellow Asset Acquisition”), completed in December 2023. As of June 30, 2025, we had opened the majority of these acquired locations.
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
An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended June 30, 2025, we moved approximately 17 billion pounds of freight 785 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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

Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$2,080	$2,079	100.0%	100.0%	—%	$4,034	$4,097	100.0%	100.0%	(1.5)%
Salaries, wages and employee benefits	871	854	41.9%	41.1%	2.0%	1,703	1,688	42.2%	41.2%	0.9%
Purchased transportation	426	436	20.5%	21.0%	(2.3)%	826	874	20.5%	21.3%	(5.5)%
Fuel, operating expenses and supplies	384	402	18.5%	19.3%	(4.5)%	777	814	19.3%	19.9%	(4.5)%
Operating taxes and licenses	21	21	1.0%	1.0%	—%	40	40	1.0%	1.0%	—%
Insurance and claims	40	33	1.9%	1.6%	21.2%	75	71	1.9%	1.7%	5.6%
Gains on sales of property and equipment	(1)	(4)	—%	(0.2)%	(75.0)%	(3)	(5)	(0.1)%	(0.1)%	(40.0)%
Depreciation and amortization expense	131	122	6.3%	5.9%	7.4%	254	239	6.3%	5.8%	6.3%
Legal matter	(2)	—	(0.1)%	—%	NM	(13)	—	(0.3)%	—%	NM
Transaction and integration costs	3	12	0.1%	0.6%	(75.0)%	6	26	0.1%	0.6%	(76.9)%
Restructuring costs	8	6	0.4%	0.3%	33.3%	20	14	0.5%	0.3%	42.9%
Operating income	198	197	9.5%	9.5%	0.5%	349	335	8.7%	8.2%	4.2%
Other income	(2)	(6)	(0.1)%	(0.3)%	(66.7)%	(3)	(16)	(0.1)%	(0.4)%	(81.3)%
Debt extinguishment loss	—	—	—%	—%	—%	5	—	0.1%	—%	NM
Interest expense	56	56	2.7%	2.7%	—%	112	114	2.8%	2.8%	(1.8)%
Income before income tax provision (benefit)	143	147	6.9%	7.1%	(2.7)%	234	237	5.8%	5.8%	(1.3)%
Income tax provision (benefit)	37	(3)	1.8%	(0.1)%	NM	59	20	1.5%	0.5%	195.0%
Net income	$106	$150	5.1%	7.2%	(29.3)%	$175	$217	4.3%	5.3%	(19.4)%
NM - Not meaningful.
Three and Six Months Ended June 30, 2025 Compared with Three and Six Months Ended June 30, 2024
Our consolidated revenue for the second quarter of 2025 remained flat at $2.1 billion, compared with the same quarter in 2024. Our consolidated revenue for the first six months of 2025 decreased 1.5% to $4.0 billion, compared with the same period in 2024. Foreign currency movement increased revenue by approximately 2.0 percentage points in the second quarter of 2025 and by approximately 0.3 percentage points in the first six months of 2025. After taking into effect the impact of foreign currency movements, the decrease in revenue in both periods primarily relates to our North American LTL segment, driven by lower fuel surcharge revenue and lower shipments per day and average weight per shipment.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the second quarter of 2025 was $871 million, or 41.9% of revenue, compared with $854 million, or 41.1% of revenue, for the same quarter in 2024. Salaries, wages and employee benefits for the first six months of 2025 was $1.70 billion, or 42.2% of revenue, compared with $1.69 billion, or 41.2% of revenue, for the same period in 2024. The year-over-year increase as a percentage of revenue in both periods primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment and wage inflation, partially offset by savings from restructuring actions.

Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the second quarter of 2025 was $426 million, or 20.5% of revenue, compared with $436 million, or 21.0% of revenue, for the same quarter in 2024. Purchased transportation for the first six months of 2025 was $826 million, or 20.5% of revenue, compared with $874 million, or 21.3% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue in both periods primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment, partially offset by higher purchased transportation in our European Transportation segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the second quarter of 2025 was $384 million, or 18.5% of revenue, compared with $402 million, or 19.3% of revenue, for the same quarter in 2024. Fuel, operating expenses and supplies for the first six months of 2025 was $777 million, or 19.3% of revenue, compared with $814 million, or 19.9% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue in both periods primarily reflects lower fuel and maintenance costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the second quarter of 2025 was $21 million, compared with $21 million for the same quarter in 2024. Operating taxes and licenses for the first six months of 2025 was $40 million, compared with $40 million for the same period in 2024.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the second quarter of 2025 was $40 million, compared with $33 million for the same quarter in 2024. Insurance and claims for the for the first six months of 2025 was $75 million, compared with $71 million for the same period in 2024. The year-over-year increase in both periods primarily reflects higher vehicular insurance costs in our North American LTL segment.
Gains on sales of property and equipment for the second quarter of 2025 was $1 million, compared with $4 million for the same quarter in 2024. Gains on sales of property and equipment for the first six months of 2025 was $3 million, compared with $5 million for the same period in 2024.
Depreciation and amortization expense for the second quarter of 2025 was $131 million, compared with $122 million for the same quarter in 2024. Depreciation and amortization expense for the first six months of 2025 was $254 million, compared with $239 million for the same period in 2024. The year-over-year increase in both periods reflects the impact of capital investments in property, tractors and trailers.
Legal matter for the second quarter of 2025 and the first six months of 2025 was a gain of $2 million and $13 million, respectively. There were no comparable gains in 2024. The gains recognized in 2025 reflect the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
Transaction and integration costs for the second quarter of 2025 were $3 million, compared with $12 million for the same quarter in 2024. Transaction and integration costs for the first six months of 2025 were $6 million, compared with $26 million for the same period in 2024. The year-over-year decrease in both periods primarily relates to no further stock-based compensation costs in the current year for certain employees related to strategic initiatives.
Restructuring costs for the second quarter of 2025 were $8 million, compared with $6 million for the same quarter in 2024. Restructuring costs for the first six months of 2025 were $20 million, compared with $14 million for the same period in 2024. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the second quarter of 2025 was $2 million, compared with $6 million for the same quarter in 2024. Other income for the first six months of 2025 was $3 million, compared with $16 million for the same period in 2024. The year-over-year decrease in both periods primarily reflects a decrease in net periodic pension income, as well as a $3 million decrease in investment income in the first six months of 2025 compared to the same period in 2024.

Debt extinguishment loss was $5 million for the first six months of 2025, which related to the refinancing of our term loan facility in the first quarter of 2025. There was no debt extinguishment loss in the second quarter of 2025 or in the first six months of 2024.
Interest expense remained flat at $56 million for the second quarter of 2025, compared with the same quarter in 2024. Interest expense decreased to $112 million for the first six months of 2025, compared with $114 million for the same period in 2024. The decrease in the first six months of 2025 is primarily due to lower interest rates on our variable rate debt, partially offset by lower interest income.
Our effective income tax rates were 25.9% and (2.0)% for the second quarters of 2025 and 2024, respectively, and 25.3% and 8.3% for the first six months of 2025 and 2024, respectively. The effective income tax rates for the second quarter and six-month periods of 2025 and 2024 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The year-over-year increase in our effective income tax rates in both periods was primarily driven by a one-time tax benefit of $41 million associated with a legal entity reorganization in our European Transportation business that occurred in the second quarter of 2024, partially offset by a decrease in forecasted non-deductible executive compensation in 2025.
As previously disclosed, we expect the legal entity reorganization in our European Transportation business to generate an aggregate net cash refund of approximately $45 million. In 2024, we made payments of $7 million, and in July 2025 we received a cash refund of approximately $49 million. We expect to receive the remaining $3 million cash refund in the second half of 2025 or early 2026.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We are evaluating the full effects of the legislation on our financial statements, but we anticipate cash tax savings with an immaterial impact on our effective tax rate.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. For our North American LTL and European Transportation segments, our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income before debt extinguishment loss, interest expense, income tax provision (benefit), depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments. Segment adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of adjusted EBITDA to Net income.
North American Less-Than-Truckload Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$1,240	$1,272	100.0%	100.0%	(2.5)%	$2,412	$2,493	100.0%	100.0%	(3.2)%
Adjusted EBITDA (1)	300	297	24.2%	23.3%	1.0%	550	551	22.8%	22.1%	(0.2)%
Depreciation and amortization	96	86	7.7%	6.8%	11.6%	185	168	7.7%	6.7%	10.1%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment decreased 2.5% to $1.2 billion for the second quarter of 2025, compared with $1.3 billion for the same quarter in 2024. Revenue decreased 3.2% to $2.4 billion for the first six months of 2025, compared with $2.5 billion for the same period in 2024. Revenue included fuel surcharge revenue of $183 million and $208 million, respectively, for the second quarters of 2025 and 2024, and $361 million and $418 million, respectively, for the first six months of 2025 and 2024. The decrease in fuel surcharge revenue for both periods was primarily driven by lower diesel prices and lower volume.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change %	2025	2024	Change %
Pounds per day (thousands)	67,813	72,658	(6.7)%	66,625	71,687	(7.1)%
Shipments per day	50,782	53,519	(5.1)%	49,596	52,460	(5.5)%
Average weight per shipment (in pounds)	1,335	1,358	(1.6)%	1,343	1,367	(1.7)%
Gross revenue per hundredweight, excluding fuel surcharges	$24.99	$23.56	6.1%	$24.86	$23.35	6.5%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year decrease in revenue, excluding fuel surcharge revenue, for both the second quarter and first six months of 2025 reflects lower shipments per day and lower average weight per shipment. These items were partially offset by higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives.
Adjusted EBITDA was $300 million for the second quarter of 2025, compared with $297 million for the same quarter in 2024. Adjusted EBITDA was $550 million for the first six months of 2025, compared with $551 million for the same period in 2024. The increase in adjusted EBITDA in the second quarter of 2025 reflects higher yield and lower purchased transportation and fuel cost, partially offset by lower fuel surcharge revenue and volume, wage inflation, higher vehicular insurance costs and lower pension income. The decrease in adjusted EBITDA for the first six months of 2025 reflects lower fuel surcharge revenue and volume, wage inflation, higher vehicular insurance and lower pension income, partially offset by higher yield and lower purchased transportation and fuel cost.
Depreciation and amortization expense increased to $96 million in the second quarter of 2025 compared with $86 million for the same quarter in 2024. Depreciation and amortization expense increased to $185 million in the first six months of 2025 compared with $168 million for the same period in 2024. The increase in both the second quarter and first six months of 2025 was due to the impact of capital investments in property, tractors and trailers.
European Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$841	$808	100.0%	100.0%	4.1%	$1,622	$1,605	100.0%	100.0%	1.1%
Adjusted EBITDA (1)	44	49	5.2%	6.1%	(10.2)%	76	87	4.7%	5.4%	(12.6)%
Depreciation and amortization	34	35	4.0%	4.3%	(2.9)%	67	70	4.1%	4.4%	(4.3)%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 4.1% to $841 million for the second quarter of 2025, compared with $808 million for the same quarter in 2024. Revenue increased 1.1% to $1.62 billion for the first six months of 2025, compared with $1.61 billion for the same period in 2024. Foreign currency movement increased revenue by approximately 5.0 percentage points in the second quarter of 2025 and by approximately 0.8 percentage points in the first six months of 2025. The decrease in revenue for the second quarter of 2025, compared to the same quarter in 2024, after taking into effect the impact of foreign currency movement, primarily reflects lower volume.

Revenue for the first six months of 2025, compared to the same period in 2024, after taking into effect the impact of foreign currency movement, was flat.
Adjusted EBITDA was $44 million for the second quarter of 2025, compared with $49 million for the same quarter in 2024. Adjusted EBITDA was $76 million for the first six months of 2025, compared with $87 million for the same period in 2024. The decrease in adjusted EBITDA in both the second quarter and the first six months of 2025 primarily reflects lower volume, as well as higher purchased transportation and salaries wages and employee benefits, partially offset by lower fuel costs.
Depreciation and amortization expense decreased to $34 million in the second quarter of 2025 compared with $35 million for the same quarter in 2024. Depreciation and amortization expense decreased to $67 million in the first six months of 2025 compared with $70 million for the same period in 2024.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $225 million as of June 30, 2025, compared to $246 million as of December 31, 2024. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of June 30, 2025, we have $599 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $133 million in aggregate face amount of letters of credit as of June 30, 2025.
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
As of June 30, 2025, we had approximately $824 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $236 million as of June 30, 2025). As of June 30, 2025, €1 million (approximately $2 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement. Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million in the first quarter of 2025 due to this refinancing.

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
The weighted average interest rate of our term loans was approximately 6.08% as of June 30, 2025.
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. The new share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.
In the second quarter of 2025, we repurchased and retired 0.1 million shares of common stock with an aggregate value of $10 million at an average price of $120.41 per share. The share repurchases were funded by cash on hand. As of June 30, 2025, our remaining share repurchase authorization was $740 million.
Loan Covenants and Compliance
As of June 30, 2025, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2025	2024
Net cash provided by operating activities	$389	$355
Net cash used in investing activities	(382)	(483)
Net cash used in financing activities	(74)	(35)
During the six months ended June 30, 2025, we generated cash from operating activities of $389 million. We used cash during the period primarily to: (i) purchase property and equipment of $395 million; (ii) make net payments of $48 million related to tax withholding obligations in connection with the vesting of restricted shares; and (iii) make payments on debt and finance leases of $36 million.
During the six months ended June 30, 2024, we generated cash from operating activities of $355 million. We used cash during this period primarily to: (i) purchase property and equipment of $496 million; (ii) make payments on debt and finance leases of $39 million; and (iii) make payments of $17 million related to tax withholding obligations in connection with the vesting of restricted shares.
Cash flows from operating activities for the six months ended June 30, 2025 increased by $34 million, compared with the same period in 2024. The increase primarily reflects the impact of operating assets and liabilities utilizing $94 million of cash in the first six months of 2025, compared with utilizing $175 million during the same period in 2024, which was partially offset by lower net income of $42 million.

Investing activities used $382 million of cash in the six months ended June 30, 2025 and $483 million of cash in the six months ended June 30, 2024. During the six months ended June 30, 2025, we used $395 million to purchase property and equipment, as compared to a $496 million usage of cash in the same period in 2024. The decrease is due to planned reductions in capital expenditures in 2025 compared to 2024.
Financing activities used $74 million of cash in the six months ended June 30, 2025 and $35 million of cash in the six months ended June 30, 2024. The primary uses of cash from financing activities during the first six months of 2025 were $48 million to make net payments for tax withholdings on restricted shares, primarily during the first quarter of 2025, and $36 million used to repay borrowings, primarily related to finance lease obligations. The primary uses of cash from financing activities during the first six months of 2024 were $39 million used to repay borrowings, primarily related to finance lease obligations, and $17 million to make payments for tax withholdings on restricted shares. The primary source of cash from financing activities during the first six months of 2025 was $22 million of proceeds from bank overdrafts, as compared to $27 million in the same period of 2024.
In July 2025, we used cash on hand to repay $50 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.
There were no material changes to our December 31, 2024 contractual obligations during the six months ended June 30, 2025. We anticipate full year gross capital expenditures to be between $600 million and $700 million in 2025, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2025, as compared with the quantitative and qualitative disclosures about market risk described in our 2024 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Note 10—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended June 30, 2025.
Issuer Purchases of Equity Securities

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2025 - April 30, 2025	—	$—	—	$750
May 1, 2025 - May 31, 2025	12,369	121.26	12,369	749
June 1, 2025 - June 30, 2025	70,672	120.26	70,672	740
Total	83,041	$120.41	83,041	$740
(1)    Based on settlement date.
(2)    On March 27, 2025, we announced that our Board of Directors authorized repurchases of up to $750 million of our common stock. The program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue the program at any time. For further details, refer to Note 7—Stockholders’ Equity to our Condensed Consolidated Financial Statements.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025.

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
Date: July 31, 2025