Form 10-Q
period 2025-09-30
XPO, Inc.
filed 2025-10-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________to____________
Commission File Number: 001-32172
_______________________________________________________
XPO, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware		03-0450326
(State or other jurisdiction of incorporation or organization)		(I..R.S. Employer Identification No.)
Five American Lane
Greenwich,	CT	06831
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 24, 2025, there were 117,384,263 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$335	$246
Accounts receivable, net of allowances of $42 and $50, respectively	1,103	977
Other current assets	262	283
Total current assets	1,699	1,505
Long-term assets
Property and equipment, net of $2,287 and $2,019 in accumulated depreciation, respectively	3,642	3,402
Operating lease assets	762	727
Goodwill	1,546	1,461
Identifiable intangible assets, net of $565 and $499 in accumulated amortization, respectively	325	361
Other long-term assets	214	254
Total long-term assets	6,489	6,206
Total assets	$8,189	$7,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$465	$477
Accrued expenses	816	708
Short-term borrowings and current maturities of long-term debt	125	62
Short-term operating lease liabilities	152	127
Other current liabilities	110	46
Total current liabilities	1,667	1,420
Long-term liabilities
Long-term debt	3,222	3,325
Deferred tax liability	449	393
Employee benefit obligations	84	85
Long-term operating lease liabilities	611	603
Other long-term liabilities	338	283
Total long-term liabilities	4,704	4,690
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,196	1,274
Retained earnings	829	572
Accumulated other comprehensive loss	(208)	(246)
Total equity	1,817	1,601
Total liabilities and equity	$8,189	$7,712
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$2,111	$2,053	$6,146	$6,150
Salaries, wages and employee benefits	876	852	2,579	2,541
Purchased transportation	424	430	1,250	1,303
Fuel, operating expenses and supplies	406	399	1,183	1,213
Operating taxes and licenses	21	21	61	61
Insurance and claims	43	33	118	105
(Gains) losses on sales of property and equipment	1	—	(2)	(5)
Depreciation and amortization expense	134	126	388	365
Pre-Con-way acquisition environmental matter	35	—	35	—
Legal matter	—	—	(13)	—
Transaction and integration costs	1	13	7	39
Restructuring costs	6	3	26	17
Operating income	164	176	513	511
Other income	(2)	(15)	(4)	(31)
Debt extinguishment loss	—	—	5	—
Interest expense	54	56	166	170
Income before income tax provision	112	135	346	372
Income tax provision	30	40	89	60
Net income	$82	$95	$257	$312

Earnings per share data
Basic earnings per share	$0.69	$0.81	$2.18	$2.68
Diluted earnings per share	$0.68	$0.79	$2.15	$2.60

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	118	116	118	116
Diluted weighted-average common shares outstanding	120	120	120	120
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$82	$95	$257	$312

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(1), $8, $19 and $1	$(9)	$30	$39	$20
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $0, $1, $0 and $0	—	—	(1)	1
Other comprehensive income (loss)	(9)	29	38	21
Comprehensive income	$73	$124	$294	$333
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from operating activities
Net income	$257	$312
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	388	365
Stock compensation expense	46	64
Accretion of debt	8	8
Deferred tax expense	72	39
Gains on sales of property and equipment	(2)	(5)
Other	19	—
Changes in assets and liabilities
Accounts receivable	(106)	(87)
Other assets	18	(71)
Accounts payable	(14)	(29)
Accrued expenses and other liabilities	76	21
Net cash provided by operating activities	760	619
Cash flows from investing activities
Payment for purchases of property and equipment	(551)	(623)
Proceeds from sale of property and equipment	18	17
Proceeds from sale of investment	—	8
Net cash used in investing activities	(532)	(598)
Cash flows from financing activities
Repurchase of debt	(50)	—
Repayment of debt and finance leases	(56)	(64)
Payment for debt issuance costs	(3)	(4)
Repurchase of common stock	(57)	—
Change in bank overdrafts	24	32
Payment for tax withholdings for restricted shares	(47)	(21)
Other	3	(1)
Net cash used in financing activities	(185)	(59)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	42	(33)
Cash, cash equivalents and restricted cash, beginning of period	298	419
Cash, cash equivalents and restricted cash, end of period	$341	$385
Supplemental disclosure of cash flow information
Unsettled repurchase of common stock	$(3)	$—
Leased assets obtained in exchange for new operating lease liabilities	155	175
Leased assets obtained in exchange for new finance lease liabilities	34	62
Cash paid for interest	158	148
Cash paid (received) for income taxes, net of refunds	(11)	71
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781
Net income	—	—	—	82	—	82
Other comprehensive loss	—	—	—	—	(9)	(9)
Exercise and vesting of stock compensation awards	26	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Retirement of common stock	(388)	—	(50)	—	—	(50)
Stock compensation expense	—	—	16	—	—	16
Balance as of September 30, 2025	117,384	$—	$1,196	$829	$(208)	$1,817

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	257	—	257
Other comprehensive income	—	—	—	—	38	38
Exercise and vesting of stock compensation awards	681	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(66)	—	—	(66)
Retirement of common stock	(471)	—	(60)	—	—	(60)
Stock compensation expense	—	—	46	—	—	46
Other	—	—	2	—	—	2
Balance as of September 30, 2025	117,384	$—	$1,196	$829	$(208)	$1,817

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2024	116,344	$—	$1,322	$402	$(225)	$1,499
Net income	—	—	—	95	—	95
Other comprehensive income	—	—	—	—	29	29
Exercise and vesting of stock compensation awards	57	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(4)	—	—	(4)
Stock compensation expense	—	—	22	—	—	22
Balance as of September 30, 2024	116,401	$—	$1,340	$496	$(195)	$1,641

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2023	116,073	$—	$1,298	$185	$(217)	$1,266
Net income	—	—	—	312	—	312
Other comprehensive income	—	—	—	—	21	21
Exercise and vesting of stock compensation awards	328	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(22)	—	—	(22)
Stock compensation expense	—	—	64	—	—	64
Balance as of September 30, 2024	116,401	$—	$1,340	$496	$(195)	$1,641

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of September 30, 2025 and December 31, 2024, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $5 million and $53 million, respectively. Our restricted cash balance as of December 31, 2024 included approximately $47 million of proceeds received from the sale of a service center in our North American LTL segment in December 2024. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased.
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
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $235 million as of September 30, 2025). As of September 30, 2025, €1 million (approximately $1 million) was available under the program. The weighted average interest rate was 3.95% as of September 30, 2025. The program expires in July 2026.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Securitization programs
Receivables sold in period	$487	$440	$1,407	$1,339
Cash consideration	487	440	1,407	1,339

Factoring programs
Receivables sold in period	15	20	52	61
Cash consideration	14	20	49	61
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2025 and December 31, 2024 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2025	$304	$304	$304
December 31, 2024	205	205	205
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. We have no equity investments as of September 30, 2025 and, as of December 31, 2024, the value of our equity investment, reflected within Other current assets on our Condensed Consolidated Balance Sheets, was not material. During the three and nine months ended September 30, 2024, we recognized a gain on equity investments of $9 million and $13 million, respectively, in Other income on our Condensed Consolidated Statements of Income. There was no material gain on equity investments in 2025.
For information on the fair value hierarchy of our derivative instruments and financial liabilities, see Note 5—Derivative Instruments and Note 6—Debt, respectively.
Accounting Pronouncements Issued but Not Yet Effective
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The ASU updates the guidance on accounting for internal-use software costs by (i) removing all references to software development stages, and (ii) requiring that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual and interim periods beginning in 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” In developing forecasts as part of estimating expected credit losses, the ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for annual and interim periods beginning in 2026. Early adoption is permitted. We do not expect the new standard to have a material impact on our financial statements.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. This ASU is effective for annual periods beginning in 2025, and should be applied on a prospective basis, with the option to apply retrospectively. Early adoption is permitted. We plan to update our income tax financial statement disclosures to comply with the new standard as of the effective date.
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

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,255	$857	$—	$2,111
Salaries, wages and employee benefits	648	224	4	876
Purchased transportation	30	394	—	424
Fuel, operating expenses and supplies	225	180	—	406
Operating taxes and licenses	17	4	—	21
Insurance and claims	27	16	—	43
(Gains) losses on sales of property and equipment	2	(1)	—	1
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$308	$38	$(4)	$342

	Three Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,251	$803	$—	$2,053
Salaries, wages and employee benefits	642	206	4	852
Purchased transportation	58	372	—	430
Fuel, operating expenses and supplies	231	168	—	399
Operating taxes and licenses	17	4	—	21
Insurance and claims	21	12	—	33
(Gains) losses on sales of property and equipment	3	(4)	—	—
Pension (income) expense	(6)	—	—	(6)
Other (income) expense	—	1	(9)	(9)
Adjusted EBITDA	$284	$44	$5	$333

	Nine Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$3,667	$2,479	$—	$6,146
Salaries, wages and employee benefits	1,907	660	12	2,579
Purchased transportation	99	1,151	—	1,250
Fuel, operating expenses and supplies	679	505	—	1,183
Operating taxes and licenses	50	11	—	61
Insurance and claims	77	42	—	118
(Gains) losses on sales of property and equipment	4	(6)	—	(2)
Pension (income) expense	(5)	—	—	(4)
Other (income) expense	—	1	(1)	—
Adjusted EBITDA	$857	$115	$(12)	$960

	Nine Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$3,743	$2,407	$—	$6,150
Salaries, wages and employee benefits	1,894	634	13	2,541
Purchased transportation	204	1,100	—	1,303
Fuel, operating expenses and supplies	710	503	—	1,213
Operating taxes and licenses	49	12	—	61
Insurance and claims	63	39	3	105
(Gains) losses on sales of property and equipment	7	(12)	—	(5)
Pension (income) expense	(19)	—	—	(19)
Other (income) expense	—	1	(13)	(12)
Adjusted EBITDA	$836	$131	$(3)	$964
(1)    Primarily represents unallocated corporate costs, as well as investment income of approximately $9 million and $13 million, respectively, within Other (income) expense for the three and nine months ended September 30, 2024.
The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Adjusted EBITDA
North American LTL	$308	$284	$857	$836
European Transportation	38	44	115	131
Corporate	(4)	5	(12)	(3)
Total Adjusted EBITDA	342	333	960	964
Less:
Debt extinguishment loss	—	—	5	—
Interest expense	54	56	166	170
Income tax provision	30	40	89	60
Depreciation and amortization expense	134	126	388	365
Pre-Con-way acquisition environmental matter (1)	35	—	35	—
Legal matter (2)	—	—	(13)	—
Transaction and integration costs	1	13	7	39
Restructuring costs	6	3	26	17
Net Income	$82	$95	$257	$312
(1)    Relates to environmental and product liability claims involving a former subsidiary of Con-way, which was sold prior to XPO's acquisition of Con-way in 2015.
(2)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.

The following table presents depreciation and amortization expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Depreciation and amortization expense
North American LTL	$98	$89	$283	$257
European Transportation	35	36	101	106
Corporate	1	1	3	3
Total	$134	$126	$388	$365
As of September 30, 2025 and December 31, 2024, we held long-lived tangible assets outside of the U.S., including right of use assets, of $793 million and $715 million, respectively.
3. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,228	$—	$1,228
North America (excluding United States)	27	—	27
France	—	331	331
United Kingdom	—	305	305
Europe (excluding France and United Kingdom)	—	220	220
Total	$1,255	$857	$2,111

	Three Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,224	$—	$1,224
North America (excluding United States)	27	—	27
France	—	320	320
United Kingdom	—	269	269
Europe (excluding France and United Kingdom)	—	214	214
Total	$1,251	$803	$2,053

	Nine Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,586	$—	$3,586
North America (excluding United States)	81	—	81
France	—	981	981
United Kingdom	—	845	845
Europe (excluding France and United Kingdom)	—	653	653
Total	$3,667	$2,479	$6,146

	Nine Months Ended September 30, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,662	$—	$3,662
North America (excluding United States)	81	—	81
France	—	984	984
United Kingdom	—	766	766
Europe (excluding France and United Kingdom)	—	657	657
Total	$3,743	$2,407	$6,150
4. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Reserve Balance as of September 30, 2025
Severance
North American LTL	$3	$4	$(4)	$2
European Transportation	1	13	(8)	6
Corporate	1	5	(3)	4
Total	$5	$22	$(16)	$11
In addition to the severance charges noted in the table above, we recorded non-cash charges in our European Transportation segment of $4 million during the first nine months of 2025.
We expect that the majority of the cash outlays related to the severance charges incurred in the first nine months of 2025 will be completed within 12 months.

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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(32)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(45)
Interest rate swaps	550	Other long-term assets	—	Other long-term liabilities	(1)
Total			$—		$(78)

	December 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other long-term assets	$7	Other long-term liabilities	$(5)
Interest rate swaps	200	Other current assets	—	Other current liabilities	—
Total			$7		$(5)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	—	(1)	1	—	—	—
Derivatives designated as net investment hedges
Cross-currency swap agreements	5	(23)	—	—	3	2
Total	$4	$(24)	$1	$—	$3	$2

	Amount of Loss Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024	2025	2024
Derivatives designated as cash flow hedges
Interest rate swaps	$(1)	$1	$1	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(79)	(5)	—	—	8	7
Total	$(80)	$(4)	$1	$1	$8	$7
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
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Senior Secured Term Loan Credit Agreement (the “Term Loan Credit Agreement”). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. Our outstanding interest rate swaps mature in the fourth quarter of 2026.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.

6. Debt

	September 30, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$1,050	$1,043	$1,100	$1,089
6.25% senior secured notes due 2028	830	825	830	823
7.125% senior notes due 2031	450	446	450	445
7.125% senior notes due 2032	585	577	585	576
6.70% senior debentures due 2034	300	229	300	225
Finance leases, asset financing and other	228	228	228	228
Total debt	3,443	3,346	3,493	3,387
Short-term borrowings and current maturities of long-term debt	125	125	62	62
Long-term debt	$3,318	$3,222	$3,431	$3,325
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2025	$3,537	$2,253	$1,284
December 31, 2024	3,541	2,223	1,318
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
As of September 30, 2025, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
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
The Revolving Credit Facility is secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions, and contains representations and warranties, affirmative and negative covenants, and events of default customary for agreements of this nature. Security interests and certain covenants under the Revolving Credit Agreement will release, terminate or be amended upon, among other things, the Company’s achievement of investment grade ratings from at least two rating agencies. As of September 30, 2025, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of September 30, 2025, we had issued $133 million in aggregate face amount of letters of credit under our $200 million uncommitted secured evergreen letter of credit facility.

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
In July 2025, we used cash on hand to repay $50 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028. In September 2025, we gave notice to repay an additional $65 million of outstanding principal under the Refinancing Term Loan B-2 Facility to occur in October 2025. As a result, as of September 30, 2025, we classified $65 million of the Refinancing Term Loan B-2 Facility within Short-term borrowings and current maturities of long-term debt. In October 2025, we used cash on hand to repay $65 million of outstanding principal under this loan.
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
The weighted average interest rate of our term loans was approximately 5.88% as of September 30, 2025.
7. Stockholders’ Equity
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We retire common shares that we repurchase upon settlement. The new share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.
In the third quarter of 2025, we repurchased 388 thousand shares of common stock with an aggregate value of $50 million at an average price of $128.86 per share. In the first nine months of 2025, we repurchased 471 thousand shares of common stock with an aggregate value of $60 million at an average price of $127.37 per share. The share repurchases were funded by cash on hand. As of September 30, 2025, our remaining share repurchase authorization was $690 million.
8. Income Taxes
In July 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We recognized the effects of the legislation during the third quarter for the provisions currently enacted, which increased our deferred tax liability. We anticipate that the legislation will reduce our federal income tax liability and related tax payments for current and future years but will not have a significant impact on our annual effective tax rate.

During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million in the second quarter of 2024 ($40 million for the nine months ended September 30, 2024). In 2024, we made tax payments of $7 million related to the legal entity reorganization and, in the third quarter of 2025, we received a cash refund of approximately $49 million. We expect to receive an additional $3 million cash refund in the fourth quarter of 2025 or early 2026.
9. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Net income	$82	$95	$257	$312

Basic weighted-average common shares	118	116	118	116
Dilutive effect of stock-based awards	2	4	2	4
Diluted weighted-average common shares	120	120	120	120

Basic earnings per share	$0.69	$0.81	$2.18	$2.68

Diluted earnings per share	$0.68	$0.79	$2.15	$2.60
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

Insurance Contribution Litigation
We have been engaged in litigation in a case captioned Allianz Global Risks US Ins. Co. v. ACE Property & Casualty Ins. Co., et al., Multnomah County Circuit Court (Case No. 1204-04552) since we acquired Con-way in 2015. In April 2012, prior to the acquisition, Allianz Global Risks US Ins. Co. (“Allianz”) filed suit against eighteen insurance companies seeking contribution on environmental and product liability claims that Allianz agreed to defend and indemnify on behalf of its insured, Daimler Trucks North America (“DTNA”). These claims involved truck and part manufacturing plants of Freightliner, a former subsidiary of Con-way, which Con-way sold to DTNA in 1981. The defendants had insured Freightliner’s assets and Con-way and Freightliner had self-insured under fronting agreements with three of the defendant insurers, ACE, Westport, and General. Under those agreements, Con-way agreed to indemnify the fronting carriers for damages assessed under the fronting policies. Con-way’s captive insurer, Centron, was also a named defendant. In connection with the acquisition of Con-way, we became responsible for any potential liability of Con-way related to this matter.
After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the fronting insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning application of certain policy pollution exclusions. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment and determined that the fronting policies do provide coverage for the environmental and product liability claims. The pollution exclusion and allocation issues remained open. The trial on the pollution exclusion issue took place in October 2024, where the jury issued a favorable verdict, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial addressing legal and factual issues relating to the allocation of defense and indemnity costs among the applicable insurance policies took place during the first half of 2025 and final hearings on allocation took place in early October 2025. While the court has not entered a final judgment, we revised our estimate for our share of the liability associated with this matter and recognized a charge of approximately $35 million in the third quarter of 2025. The additional charge we recognized includes an allocation of defense and indemnity costs already incurred by Allianz as well as an estimate of future allocated defense and indemnity costs.
This matter is solely related to a legacy Con-way truck manufacturing business and is unrelated to our current Less-than-Truckload operations.

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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of September 30, 2025, we had approximately 38,000 employees serving approximately 55,000 customers through 605 locations in 17 countries.
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
We provide approximately 37,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. zip codes, as well as cross-border services to Mexico, Canada and the Caribbean. Our capacity and reach give us the ability to manage large freight volumes efficiently and balance our network to leverage fixed costs. For the trailing 12 months ended September 30, 2025, our customer-focused organization of truck drivers, service center teams and sales professionals worked together to move approximately 17 billion pounds of freight through our network.
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
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes pricing, linehaul, labor planning, pickup-and-delivery and dock operations — the main components of the service we provide. We have been investing in proprietary artificial intelligence (“AI”) technology and are implementing these initiatives across a number of high-impact applications where intelligent automation and better decision-making are directly enhancing profitability. We see artificial intelligence playing a major role in how we operate, compete, and create value over the long term.
An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended September 30, 2025, we moved approximately 17 billion pounds of freight 779 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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

Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$2,111	$2,053	100.0%	100.0%	2.8%	$6,146	$6,150	100.0%	100.0%	(0.1)%
Salaries, wages and employee benefits	876	852	41.5%	41.5%	2.8%	2,579	2,541	42.0%	41.3%	1.5%
Purchased transportation	424	430	20.1%	20.9%	(1.4)%	1,250	1,303	20.3%	21.2%	(4.1)%
Fuel, operating expenses and supplies	406	399	19.2%	19.4%	1.8%	1,183	1,213	19.2%	19.7%	(2.5)%
Operating taxes and licenses	21	21	1.0%	1.0%	—%	61	61	1.0%	1.0%	—%
Insurance and claims	43	33	2.0%	1.6%	30.3%	118	105	1.9%	1.7%	12.4%
(Gains) losses on sales of property and equipment	1	—	—%	—%	NM	(2)	(5)	—%	(0.1)%	(60.0)%
Depreciation and amortization expense	134	126	6.3%	6.1%	6.3%	388	365	6.3%	5.9%	6.3%
Pre-Con-way acquisition environmental matter	35	—	1.7%	—%	NM	35	—	0.6%	—%	NM
Legal matter	—	—	—%	—%	—%	(13)	—	(0.2)%	—%	NM
Transaction and integration costs	1	13	—%	0.6%	(92.3)%	7	39	0.1%	0.6%	(82.1)%
Restructuring costs	6	3	0.3%	0.1%	100.0%	26	17	0.4%	0.3%	52.9%
Operating income	164	176	7.8%	8.6%	(6.8)%	513	511	8.3%	8.3%	0.4%
Other income	(2)	(15)	(0.1)%	(0.7)%	(86.7)%	(4)	(31)	(0.1)%	(0.5)%	(87.1)%
Debt extinguishment loss	—	—	—%	—%	—%	5	—	0.1%	—%	NM
Interest expense	54	56	2.6%	2.7%	(3.6)%	166	170	2.7%	2.8%	(2.4)%
Income before income tax provision	112	135	5.3%	6.6%	(17.0)%	346	372	5.6%	6.0%	(7.0)%
Income tax provision	30	40	1.4%	1.9%	(25.0)%	89	60	1.4%	1.0%	48.3%
Net income	$82	$95	3.9%	4.6%	(13.7)%	$257	$312	4.2%	5.1%	(17.6)%
NM - Not meaningful.
Three and Nine Months Ended September 30, 2025 Compared with Three and Nine Months Ended September 30, 2024
Our consolidated revenue for the third quarter of 2025 increased 2.8% to $2.11 billion, compared with the same quarter in 2024. Our consolidated revenue for the first nine months of 2025 was flat at $6.15 billion, compared with the same period in 2024. Foreign currency movement increased revenue by approximately 2.8 percentage points in the third quarter of 2025 and by approximately 1.1 percentage points in the first nine months of 2025. After taking into effect the impact of foreign currency movements, revenue in the third quarter of 2025 was flat compared to the same quarter in 2024, and revenue in the first nine months of 2025 decreased compared to the same period in 2024. The year-over-year decrease in the first nine months of 2025 primarily reflects a revenue decline in our North American LTL segment, driven by lower fuel surcharge revenue and lower shipments per day.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the third quarter of 2025 was $876 million, or 41.5% of revenue, compared with $852 million, or 41.5% of revenue, for the same quarter in 2024. Salaries, wages and employee benefits for the first nine months of 2025 was $2.6 billion, or 42.0% of revenue, compared with $2.5 billion, or 41.3% of revenue, for the same period in 2024. As a percentage of revenue, both periods reflect higher costs due to the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment and wage inflation, offset by savings from restructuring actions and productivity improvements enabled by our AI-driven optimization tools.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the third quarter of 2025 was $424 million, or 20.1% of revenue, compared with $430 million, or 20.9% of revenue, for the same quarter in 2024. Purchased transportation for the first nine months of 2025 was $1.25 billion, or 20.3% of revenue, compared with $1.30 billion, or 21.2% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue in both periods primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment, partially offset by higher purchased transportation in our European Transportation segment for the first nine months of 2025.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the third quarter of 2025 was $406 million, or 19.2% of revenue, compared with $399 million, or 19.4% of revenue, for the same quarter in 2024. Fuel, operating expenses and supplies for the first nine months of 2025 was $1.18 billion, or 19.2% of revenue, compared with $1.21 billion, or 19.7% of revenue, for the same period in 2024. The year-over-year decrease as a percentage of revenue for the third quarter of 2025 primarily reflects lower maintenance costs in our North American LTL segment and lower fuel costs in our European Transportation segment, partially offset by higher fuel costs in our North American LTL segment. The year-over-year decrease as a percentage of revenue for the first nine months of 2025 primarily reflects lower fuel costs in both segments and lower maintenance costs in our North American LTL segment.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses was $21 million for the third quarter of 2025 and 2024, and $61 million for the first nine months of 2025 and 2024.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the third quarter of 2025 was $43 million, compared with $33 million for the same quarter in 2024. Insurance and claims for the first nine months of 2025 was $118 million, compared with $105 million for the same period in 2024. The year-over-year increase in both periods primarily reflects higher vehicular insurance costs in our North American LTL segment.
(Gains) losses on sales of property and equipment for the third quarter of 2025 was a loss of $1 million, compared with $0 million for the same quarter in 2024. (Gains) losses on sales of property and equipment for the first nine months of 2025 was a gain of $2 million, compared with a gain of $5 million for the same period in 2024.
Depreciation and amortization expense for the third quarter of 2025 was $134 million, compared with $126 million for the same quarter in 2024. Depreciation and amortization expense for the first nine months of 2025 was $388 million, compared with $365 million for the same period in 2024. The year-over-year increase in both periods reflects the impact of capital investments in property, tractors and trailers in our North American LTL segment.
Pre-Con-way acquisition environmental matter for the third quarter of 2025 and the first nine months of 2025 was a charge of $35 million. There were no comparable charges in 2024. This matter relates to environmental and product liability claims involving truck and part manufacturing plants of a former subsidiary of Con-way, which they sold in 1981 long before XPO's acquisition of Con-way in 2015. The matter is solely related to a legacy Con-way truck manufacturing business and is unrelated to the operations of our North American LTL segment.
Legal matter for the third quarter of 2025 and the first nine months of 2025 was a gain of $0 million and $13 million, respectively. There were no comparable gains in 2024. The gain recognized in 2025 reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
Transaction and integration costs for the third quarter of 2025 were $1 million, compared with $13 million for the same quarter in 2024. Transaction and integration costs for the first nine months of 2025 were $7 million, compared with $39 million for the same period in 2024. The year-over-year decrease in both periods primarily relates to no further stock-based compensation costs in the current year for certain employees related to strategic initiatives.

Restructuring costs for the third quarter of 2025 were $6 million, compared with $3 million for the same quarter in 2024. Restructuring costs for the first nine months of 2025 were $26 million, compared with $17 million for the same period in 2024. The restructuring costs in both periods primarily related to restructuring actions in our European Transportation segment. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the third quarter of 2025 was $2 million, compared with $15 million for the same quarter in 2024. Other income for the first nine months of 2025 was $4 million, compared with $31 million for the same period in 2024. The year-over-year decrease in both periods reflects a decrease in investment income of $9 million and $13 million, respectively, in the third quarter of 2025 and the first nine months of 2025 related to a past investment in a private company that we sold in 2024, as well as a decrease in net periodic pension income in both 2025 periods.
Debt extinguishment loss was not material for the third quarter of 2025 and $5 million for the first nine months of 2025, which related to the refinancing of our term loan facility in the first quarter of 2025. There was no debt extinguishment loss in the comparable 2024 periods.
Interest expense decreased to $54 million for the third quarter of 2025, compared with $56 million for the same quarter in 2024. Interest expense decreased to $166 million for the first nine months of 2025, compared with $170 million for the same period in 2024. The year-over-year decrease in both periods is primarily due to lower interest rates on our variable rate debt, partially offset by lower interest income.
Our effective income tax rates were 26.9% and 29.7% for the third quarters of 2025 and 2024, respectively, and 25.8% and 16.0% for the first nine months of 2025 and 2024, respectively. The effective income tax rates for the third quarter and nine-month periods of 2025 and 2024 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The decrease in our effective income tax rate for the third quarter of 2025 compared to the same period in 2024 was primarily driven by a decrease in losses for which no tax benefit can be recognized and an adjustment in the third quarter of 2024 related to the legal entity reorganization in our European Transportation business. The increase in our effective income tax rate for the first nine months of 2025 compared to the same period in 2024 was primarily driven by a one-time tax benefit of $40 million associated with the legal entity reorganization in our European Transportation business that occurred in 2024, partially offset by a decrease in losses for which no tax benefit can be recognized.
As previously disclosed, we expect the legal entity reorganization in our European Transportation business to generate an aggregate net cash refund of approximately $45 million. In 2024, we made tax payments of $7 million, and in the third quarter of 2025 we received a cash refund of approximately $49 million. We expect to receive the remaining $3 million cash refund in the fourth quarter of 2025 or early 2026.
In July 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We recognized the effects of the legislation during the third quarter for the provisions currently enacted, which increased our deferred tax liability. We anticipate that the legislation will reduce our federal income tax liability and related tax payments for current and future years but will not have a significant impact on our annual effective tax rate.
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

North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$1,255	$1,251	100.0%	100.0%	0.3%	$3,667	$3,743	100.0%	100.0%	(2.0)%
Adjusted EBITDA (1)	308	284	24.5%	22.7%	8.5%	857	836	23.4%	22.3%	2.5%
Depreciation and amortization	98	89	7.8%	7.1%	10.1%	283	257	7.7%	6.9%	10.1%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 0.3% to $1.26 billion for the third quarter of 2025, compared with $1.25 billion for the same quarter in 2024. Revenue decreased 2.0% to $3.67 billion for the first nine months of 2025, compared with $3.74 billion for the same period in 2024. Revenue included fuel surcharge revenue of $194 million and $195 million, respectively, for the third quarters of 2025 and 2024, and $555 million and $613 million, respectively, for the first nine months of 2025 and 2024. The year-over-year decrease in fuel surcharge revenue for the first nine months of 2025 was primarily driven by lower diesel prices and lower volume.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change %	2025	2024	Change %
Pounds per day (thousands)	65,236	69,470	(6.1)%	66,158	70,950	(6.8)%
Shipments per day	50,094	51,921	(3.5)%	49,763	52,281	(4.8)%
Average weight per shipment (in pounds)	1,302	1,338	(2.7)%	1,329	1,357	(2.0)%
Gross revenue per hundredweight, excluding fuel surcharges	$25.77	$24.34	5.9%	$25.16	$23.67	6.3%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for the third quarter of 2025 reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives, partially offset by lower volume. The decrease in volume per day for the third quarter of 2025 reflects lower shipments per day and lower average weight per shipment. The year-over-year decrease in revenue, excluding fuel surcharge revenue, for the first nine months of 2025 reflects the same dynamics.
Adjusted EBITDA was $308 million for the third quarter of 2025, compared with $284 million for the same quarter in 2024. Adjusted EBITDA was $857 million for the first nine months of 2025, compared with $836 million for the same period in 2024. The increase in adjusted EBITDA for both periods reflects higher yield, productivity improvements, lower purchased transportation, and lower maintenance costs, partially offset by lower volume, wage inflation, higher vehicular insurance costs, and lower pension income. Adjusted EBITDA for the first nine months of 2025 was also impacted by lower fuel surcharge revenue partially offset by lower fuel costs.
Depreciation and amortization expense increased to $98 million in the third quarter of 2025 compared with $89 million for the same quarter in 2024. Depreciation and amortization expense increased to $283 million in the first nine months of 2025 compared with $257 million for the same period in 2024. The increase in both the third quarter and first nine months of 2025 was due to the impact of capital investments in property, tractors and trailers.

European Transportation Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024	2025	2024	2025	2024	2025 vs. 2024
Revenue	$857	$803	100.0%	100.0%	6.7%	$2,479	$2,407	100.0%	100.0%	3.0%
Adjusted EBITDA (1)	38	44	4.5%	5.4%	(13.6)%	115	131	4.6%	5.4%	(12.2)%
Depreciation and amortization	35	36	4.1%	4.5%	(2.8)%	101	106	4.1%	4.4%	(4.7)%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 6.7% to $857 million for the third quarter of 2025, compared with $803 million for the same quarter in 2024. Revenue increased 3.0% to $2.5 billion for the first nine months of 2025, compared with $2.4 billion for the same period in 2024. Foreign currency movement increased revenue by approximately 7.1 percentage points in the third quarter of 2025 and by approximately 2.9 percentage points in the first nine months of 2025. Revenue was essentially flat in both periods of 2025, compared to the same periods in 2024, after taking into effect the impact of foreign currency movement.
Adjusted EBITDA was $38 million for the third quarter of 2025, compared with $44 million for the same quarter in 2024. Adjusted EBITDA was $115 million for the first nine months of 2025, compared with $131 million for the same period in 2024. The decrease in adjusted EBITDA in both periods primarily reflects higher salaries, wages and employee benefits and higher purchased transportation, partially offset by lower fuel costs.
Depreciation and amortization expense decreased to $35 million in the third quarter of 2025 compared with $36 million for the same quarter in 2024. Depreciation and amortization expense decreased to $101 million in the first nine months of 2025 compared with $106 million for the same period in 2024.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $335 million as of September 30, 2025, compared to $246 million as of December 31, 2024. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of September 30, 2025, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $133 million in aggregate face amount of letters of credit as of September 30, 2025.
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
As of September 30, 2025, we had approximately $935 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $235 million as of September 30, 2025). As of September 30, 2025, €1 million (approximately $1 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in July 2026.
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
In July 2025, we used cash on hand to repay $50 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028. In September 2025, we gave notice to repay an additional $65 million of outstanding principal under the Refinancing Term Loan B-2 Facility to occur in October 2025. As a result, as of September 30, 2025, we classified $65 million of the Refinancing Term Loan B-2 Facility within Short-term borrowings and current maturities of long-term debt. In October 2025, we used cash on hand to repay $65 million of outstanding principal under this loan.
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
The weighted average interest rate of our term loans was approximately 5.88% as of September 30, 2025.
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We retire common shares that we repurchase upon settlement. The new share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.
In the third quarter of 2025, we repurchased 388 thousand shares of common stock with an aggregate value of $50 million at an average price of $128.86 per share. In the first nine months of 2025, we repurchased 471 thousand shares of common stock with an aggregate value of $60 million at an average price of $127.37 per share. The share repurchases were funded by cash on hand. As of September 30, 2025, our remaining share repurchase authorization was $690 million.
Loan Covenants and Compliance
As of September 30, 2025, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.

Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2025	2024
Net cash provided by operating activities	$760	$619
Net cash used in investing activities	(532)	(598)
Net cash used in financing activities	(185)	(59)
During the nine months ended September 30, 2025, we generated cash from operating activities of $760 million. We used cash during the period primarily to: (i) purchase property and equipment of $551 million; (ii) repurchase common stock of $57 million; (iii) make payments on debt and finance leases of $56 million; (iv) repay $50 million of outstanding principal under the Refinancing Term Loan B-2 Facility; and (v) make net payments of $47 million related to tax withholding obligations in connection with the vesting of restricted shares.
During the nine months ended September 30, 2024, we generated cash from operating activities of $619 million. We used cash during this period primarily to: (i) purchase property and equipment of $623 million; (ii) make payments on debt and finance leases of $64 million; and (iii) make payments of $21 million related to tax withholding obligations in connection with the vesting of restricted shares.
Cash flows from operating activities for the nine months ended September 30, 2025 increased by $141 million, compared with the same period in 2024. The increase primarily reflects the impact of operating assets and liabilities utilizing $26 million of cash in the first nine months of 2025, compared with utilizing $166 million during the same period in 2024.
Investing activities used $532 million of cash in the nine months ended September 30, 2025 and $598 million of cash in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we used $551 million to purchase property and equipment, as compared to a $623 million usage of cash in the same period in 2024. The decrease is due to planned reductions in capital expenditures in 2025 compared to 2024.
Financing activities used $185 million of cash in the nine months ended September 30, 2025 and $59 million of cash in the nine months ended September 30, 2024. The primary uses of cash from financing activities during the first nine months of 2025 were $57 million to repurchase common stock, $56 million used to repay borrowings, primarily related to finance lease obligations, $50 million to repay outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028, and $47 million to make net payments for tax withholdings on restricted shares, primarily during the first quarter of 2025. The primary uses of cash from financing activities during the first nine months of 2024 were $64 million used to repay borrowings, primarily related to finance lease obligations, and $21 million to make payments for tax withholdings on restricted shares. The primary source of cash from financing activities during the first nine months of 2025 was $24 million of proceeds from bank overdrafts, as compared to $32 million in the same period of 2024.
There were no material changes to our December 31, 2024 contractual obligations during the nine months ended September 30, 2025. We anticipate full year gross capital expenditures to be between $600 million and $700 million in 2025, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Organization, Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2025, as compared with the quantitative and qualitative disclosures about market risk described in our 2024 Form 10-K.

Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended September 30, 2025.
Issuer Purchases of Equity Securities

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2025 - July 31, 2025	61,888	$120.25	61,888	$733
August 1, 2025 - August 31, 2025	481	119.10	481	733
September 1, 2025 - September 30, 2025	325,628	130.51	325,628	690
Total	387,997	$128.86	387,997	$690
(1)    Based on trade date.
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

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025.

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
Date: October 30, 2025