Form 10-K
period 2025-12-31
XPO, Inc.
filed 2026-02-05
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
Form 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $14.4 billion as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on that date.
As of January 30, 2026, there were 117,147,357 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K (the “Annual Report”). Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

XPO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
ITEM 1.    BUSINESS
Company Overview
XPO, Inc., together with its subsidiaries, is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through supply chains for approximately 55,000 customers in North America and Europe. As of December 31, 2025, we had approximately 37,000 employees and 592 locations in 17 countries.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business; and European Transportation.
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with secular growth drivers, a favorable pricing environment and an established competitive landscape. XPO has one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $53 billion in 2024. For the full year 2025, we moved approximately 16 billion pounds of freight through our network with a customer-focused organization of truck drivers, service center teams and sales professionals, facilitated by our proprietary technology.
Our network serves approximately 37,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. zip codes, as well as cross-border services to Mexico, Canada and the Caribbean. We operate the business to high service standards for on-time delivery and damage-free transport, while balancing our network to leverage our fixed costs. In 2025, we developed new linehaul models that use artificial intelligence (AI) to improve the efficiency of our freight flows, piloted routing innovations for pickup-and-delivery operations and continued to improve productivity with real-time labor analytics at the service center level. Our proprietary developments in intelligent automation and AI-enabled decision-making are directly enhancing profitability.
Our LTL business historically has generated a high return on invested capital and robust free cash flow, funding our ongoing investments in people, capacity and technology. For example, since implementing our growth plan in the fourth quarter of 2021, we have added more than 2,000 net new doors to our network, expanding our presence in high-growth markets while improving our operating ratio.
We have created a strategic growth opportunity by building more than 30% excess door capacity into our network. Additionally, we invest in advancing a host of XPO-specific initiatives that are largely independent of the macroeconomic environment. Our trailer manufacturing facility and commercial truck driver schools are self-reliant competitive advantages for our company, particularly when industry conditions make it difficult to source equipment or drivers.
This positions us to capture profitable market share gains and drive higher incremental margins when market conditions improve. LTL industry capacity is currently constrained below pre-pandemic levels in North America, and we believe that our combination of capacity and technology puts us in a unique position to respond quickly to rebounds in demand when the freight recession eases.
We expect our proprietary, AI-driven capabilities to become increasingly essential to how we operate, compete and create value in all these areas. For more information, see “Proprietary Technology and Intellectual Property” below.
European Transportation Segment
XPO has a unique pan-European transportation platform with leading positions in key geographies and deep expertise in consumer, trade and industrial markets. We are the #1 full truckload broker and the #1 pallet network (LTL) provider in France; the #1 full truckload broker and the #1 LTL provider in Iberia (Spain and Portugal); and, in the U.K., we are a market leader in warehousing, a top-tier dedicated truckload provider and have the largest single-owner LTL network. Our extensive customer base includes many sector leaders that have long-tenured relationships with us.
Our full range of freight services in Europe encompasses dedicated truckload, LTL, full truckload brokerage, warehousing, managed transportation, last mile delivery, freight forwarding and, increasingly, multimodal solutions designed for specific customer needs. We use our proprietary technology to manage these services efficiently within our digital ecosystem in Europe.
The previously announced authorization by our Board of Directors to divest the European business remains in effect. There can be no assurance that the divestiture will occur, or of the terms or timing of a transaction.
Proprietary Technology and Intellectual Property
One of the ways in which we deliver superior service to our customers is by empowering our employees with technology. Our industry is evolving, and customers want to de-risk their supply chains by forming relationships with reliable service providers that have invested in innovation.
We have built a highly scalable ecosystem on the cloud that deploys our software consistently across our operating footprint. In our North American LTL business, the caliber of our technology is mission-critical to our success; it optimizes pricing, linehaul, pickup-and-delivery and dock operations — the main components of the service we provide. We have been investing in proprietary AI technology and are implementing these initiatives across a number of high-impact applications where intelligent automation and better decision making are directly enhancing profitability. We see AI playing a major role in how we operate, price our services, compete, and create value over the long term.

An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. In 2025, we moved approximately 16 billion pounds of freight 772 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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
In the course of our business, customers, shareholders and other stakeholders ask us to disclose our emissions data and sustainability strategies and outcomes. Our Nominating, Corporate Governance and Sustainability Committee of our Board of Directors provides oversight of, and engagement with, our management team on sustainability strategies and disclosures, ensuring our activities meet the evolving needs and expectations of our shareholders and other stakeholders. We are proud of our sustainability efforts and initiatives, and note that in 2025, our European business was awarded the prestigious EcoVadis Gold Medal for the second year in a row for Corporate Social Responsibility strategy and performance.
Transportation Fleet
Our ongoing fleet initiatives companywide include modernizing our tractors and trailers; deploying cleaner fuels where practical, such as natural gas, biodiesel, renewable diesel, biogas, hydrotreated vegetable oil and electricity; expanding our use of data and analytics to improve the efficiency of routing, loading and handling freight; and exploring the commercial viability of alternative fuel vehicles.
We continue to invest in tractors with 15-liter engines and automatic transmissions that improve reliability and fuel economy, while lowering emissions and extending engine life. In 2025, we purchased over 1,200 tractors in North America, reducing our average tractor age to approximately 3.7 years. We continue to calibrate our vehicles to improve fuel efficiency by implementing improvements such as equipping our trucks with aero packages that reduce drag and improve miles per gallon, and utilizing SmartWay-approved low-resistance tires.

In Europe, our diesel road fleet is over 91% compliant with Euro 6 standards, and we have a natural gas-powered fleet of 280 trucks serving customers in France, the U.K., Spain and Portugal. Additionally, we have environmentally-sound fleet initiatives ranging from government-approved mega-trucks in Spain, which can transport more freight with fewer trips, to fully electric vehicles for “last mile” and “regional” (220 miles range) deliveries. We are also testing the use of duo-trailer vehicles that have the potential to reduce CO2 emissions, compared with using traditional trucks for the same freight.
Electric vehicles show promise in commercial transport applications in Europe as an alternative to diesel, particularly in urban and regional areas. Our fleet experts are working with manufacturers of larger electric trucks, and we have completed pilot programs to advance our understanding of the commercial viability of these vehicles. In Europe, we have more than 150 all-electric trucks currently deployed supported by the existing and ongoing installation of more than 350 electric charging stations at our facilities.
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
Our Strategy
Our strategy is to help customers move goods efficiently through their supply chains by using our transportation capacity, organizational strengths and proprietary technology to deliver superior outcomes at scale. We achieve this across the company by providing services that are both highly responsive to customer goals, such as mitigating environmental impacts over time, and proactive in identifying targets for improvement.
In North America, our comprehensive LTL growth plan focuses on four levers of value creation that underpin the interests of our shareholders and customers:
•Provide best-in-class service. We are committed to building a premium customer service organization by aligning employee incentives and accountability with tangible quality-of-service results. In 2025, we improved on-time performance in every quarter versus 2024 and delivered a damage claims ratio of 0.3%, representing a major improvement from 1.2% in the fourth quarter of 2021. Our ongoing investments in employee training programs, state-of-the-art equipment and technological enhancements support our team in continuously improving service quality and productivity.
•Invest in network capacity and enhancements for the long-term. The targeted investments we make enable us to onboard more freight and position our network for the future, while further enhancing service and fluidity. In 2025, approximately 60% of our capital expenditures were deployed to acquire more than 3,600 trailers and 1,200 tractors, increasing the capacity of our fleet. Our average tractor age at year-end 2025 was 3.7 years, compared with 5.9 years at year-end 2022. Since the launch of our growth plan in late 2021, we have added more than 19,100 trailers and 6,000 tractors to our fleet.
•Accelerate yield growth. We are intently focused on customer service excellence as our most powerful lever to grow yield, which we measure as gross revenue per hundredweight, excluding fuel surcharges. Our full-year yield growth of 6.0%, compared with 2024, was primarily driven by our service improvements and, to a lesser extent, by our expansion of accessorial services and revenue growth generated from local customers.
•Drive cost efficiencies. We aim to achieve continuous improvements in cost efficiency by optimizing our variable costs, overhead and use of purchased transportation. Our progress with labor productivity and linehaul insourcing highlights the important role of artificial intelligence in sustaining a strong cost performance — in 2025, our managers used AI-based labor planning algorithms to improve productivity year-over-year, and we managed our network more fluidly with intelligent linehaul models, enabling us to reduce our reliance on third-party linehaul carriers ahead of plan. With more linehaul miles managed internally, we can gain greater control over service quality and protect our cost structure against rising truckload rates when the current freight recession ends. For the full year 2025, we lowered our cost of third-party purchased transportation by over 50% compared with 2024 and reduced outsourced linehaul miles as a percentage of total linehaul miles to 5.1% in the fourth quarter. This is one of many ways in which we use our technology to manage our network synergistically and accelerate incremental margin growth over time.
We have made considerable progress in each of these areas since launching our growth plan in the fourth quarter of 2021, and we believe we are still in the early stage of realizing our plan’s full potential.
Customers and Markets
We provide freight transportation services to approximately 55,000 customers ranging in size from small, entrepreneurial businesses to Fortune 500 companies. Our customers span every major industry, giving us valuable strongholds in verticals that are fundamental to the economy, such as industrial and manufacturing, retail and e-commerce, food and beverage, and consumer goods. In 2025, we generated approximately 59% of revenue in North America, derived almost entirely from the U.S., 16% in France, 14% in the U.K. and 11% in the rest of Europe.
The diversification of our customer base minimizes concentration risk. Globally, in 2025, our top five customers combined accounted for approximately 8% of revenue, with the largest customer accounting for less than 3% of revenue. In our North American LTL segment, in 2025, our top five customers combined accounted for less than 11% of revenue, with the largest customer accounting for approximately 4% of revenue.
Competition
We operate in highly competitive marketplaces where customers can choose from among many different transportation providers with distinct value propositions. We compete on quality and reliability of service, scope and scale of operations, expertise, price, and our technological capabilities, which are growing in importance as a differentiator.
Our competitors in North America include local, regional and national LTL carriers that offer the same services we provide, such as Old Dominion Freight Line and Saia. Our competitors in Europe vary based on type of service; for example, the competitive landscape for LTL transportation differs from that of dedicated or brokered full truckload transportation or multimodal solutions. Due to the competitive nature of our marketplaces, we place equal importance on strengthening existing customer relationships and forging new relationships.
Our ability to make ongoing investments in the business is one of the most compelling competitive strengths of XPO. It ensures that we can operate consistently throughout changes in market conditions and deliver what our customers value most — reliable capacity, technology-driven efficiencies and problem-solving expertise. We believe that we are in a strong position to create value from all levels of demand for LTL services, and to benefit from secular industrial and retail trends in all parts of the cycle, such as the trend toward shippers increasingly outsourcing freight transportation, the shift toward more frequent LTL shipments versus full truckload freight in some sectors, and an increase in the nearshoring of manufacturing activity to North America.
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
Seasonality
Our revenue and profitability in the first and fourth quarters of the calendar year are typically lower than in the second and third quarters. The productivity of our transportation fleet historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes transport operations. Additionally, we believe that many of our customers experience a post-holiday decline in demand for their products, contributing to the historical decrease in industry freight shipments in the first quarter. It is not possible to reliably predict whether our historical revenue and profitability trends will continue to occur in future periods.

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
Employee Base Profile
Based on December 31, 2025 data, XPO has locations in 17 countries, with approximately 22,500 employees in North America, 14,400 employees in Europe and 400 employees in Asia, supplemented by approximately 3,000 temporary workers.
By geography, approximately 60% of our global employees are based in North America, 39% in Europe and 1% in Asia. By job description, approximately 63% of our employees work as drivers and dockworkers, 25% as operations and facility workers, and the remainder in support roles and other positions. In North America, approximately 85% of our employees have hourly roles and 15% have salaried positions.
By gender, approximately 15% of our global employees are women — this increases to 33% when excluding drivers, dockworkers and technicians. In North America, 50% of our professional management positions are held by women.
In 2025, approximately 60% of our newly hired U.S. employees self-identified as ethnically or racially diverse and approximately 45% of our total U.S. employee population was ethnically or racially diverse. This includes 20% of U.S. employees who self-identified as Black or African American, which is over six percentage points higher than the U.S. population, based on the most recent census data.
In our total workforce, the absolute number of females in managerial positions grew by approximately 5% cumulatively from 2022 to 2025; the absolute number of ethnically or racially diverse employees in managerial positions grew by 9% cumulatively in the same period. Ethnically or racially diverse employees earned 32% of managerial promotions in 2025 and held 16% of executive leadership positions (vice president and above), 29% of professional management roles and 33% of operational management roles.
As of December 31, 2025, none of our employees were represented by a union in North America and 85% of our employees in Europe were covered by a collective bargaining or similar agreement, consistent with our December 31, 2024 position.
Throughout 2025, we continued to make substantial investments in direct employee communications, conducting quarterly engagement surveys and holding over 9,000 roundtable discussions and safety and engagement committee meetings across our North American LTL network. The employee feedback we receive is often instrumental in driving new initiatives that strengthen our culture of respect, appreciation and opportunity.
Health and Safety
The physical and emotional safety of our employees is paramount, and we have numerous protocols in place to ensure a safe work environment. We developed our Road to Zero program to decrease occupational injuries and illnesses through education, mentoring, communication and on-the-job training that instills awareness and reduces risk. These same priorities are emphasized when we train new commercial driver candidates at our in-house, LTL driver training schools nationwide, where veteran XPO driver-instructors reinforce our safety culture.
As part of Road to Zero, we track accident-free miles and recognize XPO drivers who have achieved million-mile safety milestones. As of December 31, 2025, approximately 2,550 of our LTL drivers have achieved a safety designation of at least one million accident-free miles, with 211 of these drivers meeting this threshold in 2025. Since the inception of Road to Zero in 2022, we have had four drivers reach four million accident-free miles during their career, which is the highest driver safety record in XPO’s history.
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
We are diligent about evaluating new programs as they become available to support the physical and mental health of our employees. Recently, we introduced new options for virtual physical therapy and virtual primary care and enhanced our employee assistance programs specifically for mental health.
Employee Engagement and Development
XPO executive leadership regularly solicits feedback from employees to gauge our progress, assess satisfaction and encourage constructive suggestions. Each quarter, we ask our “wired” employees to submit their input through an anonymous online satisfaction survey. In the U.S., we also conduct an annual satisfaction survey of our “non-wired” frontline employees and hold regular roundtables and town halls. Based on employee feedback, we develop action plans at the business unit and facility levels to implement targeted improvements.
XPO was named a 2025 “Top Company for Women to Work for in Transportation – Elite 30” by the Women in Trucking Association, a 2025 “4 Star Employer” by VETS Index, and a “2025 Military Friendly Employer – Gold Ranking” by Viqtory.
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
LTL Driver Training Schools. XPO’s commercial truck driver training schools are an essential channel for recruiting new drivers to XPO, as well as providing new careers for employees currently in other roles, such as dockworkers. Trainees attend our driver school tuition-free, receive pay while training and have an opportunity for full-time employment with XPO after earning a CDL-A license. We also offer employees tuition reimbursement of up to

$5,000 for any approved non-XPO driver training school. In 2025, we graduated over 400 students from our LTL driver training locations.
Maintenance Training. Well-maintained tractors and trailers are an essential component of both safety and customer service in LTL transportation. Our in-house maintenance training school enhances technical skills for new hires and provides continuous learning for our field maintenance personnel to stay abreast of maintenance developments and warranty recovery requirements.
XPO University. Our learning and development platform, XPO University, delivers over 22,000 online and in-person learning and assessment programs to our employees in North America and Europe in areas such as onboarding, management training, technology, compliance and safety and professional skills development. In 2025, over 380,000 training hours were completed by our employees worldwide.
Expansive Total Rewards
Our total compensation package is instrumental in providing a superior employment experience, and conveys how much we appreciate each employee’s choice of XPO. The pillars of the expansive total rewards we offer are:
Competitive Wages and Jobs Creation. In addition to our annual merit and hourly pay increases that broadly cover our employee population in North America, over 1,000 eligible LTL employees at over 225 locations received additional wage increases throughout 2025.
Comprehensive Benefits. We offer an extensive suite of benefits to support the health and well-being of our employees and their families, often reflecting responsiveness to employee feedback. In the U.S., examples include:
•Pregnancy Care Policy: Guarantees up to 80 hours of paid prenatal medical leave and certain automatic accommodations, plus consideration of more significant accommodations while preserving existing wage rates.
•Family Bonding Policy: Provides up to an additional six weeks of 100% paid time off for the primary caregiver of a newborn or newly adopted child, and two weeks of 100% paid time off for a secondary caregiver.
•Tuition Reimbursement: Provides up to $5,250 of annual reimbursement for continuing education, academic discounts in a wide variety of fields of online study and tuition-free commercial driver training.
•Additional Benefits: Includes virtual preventive health care, pelvic health management, physical therapy services and diabetes testing supplies at no cost to enrolled employees, as well as supplemental insurance, short-term loans and a personalized Total Rewards Statement.
In Europe, XPO’s benefit programs vary by country and are tailored to the needs of local markets. Examples include comprehensive health and risk insurances, employee assistance programs covering mental, physical and financial well-being, commercial driver training, vocational coaching and training, and a fully flexible benefits program in the U.K.
Community Outreach
XPO continues to support organizations that reflect the interests of our employees and the communities where we operate. In 2025, our company served as the official transportation partner for the Susan G. Komen 3-Day Walks to end breast cancer and partnered with Truckers Against Trafficking to educate our employees about human trafficking. We supported homeless shelters by donating more than 80,000 pairs of socks, sponsored Pat’s Run to support the Pat Tillman Foundation, and moved 5 loads of wreaths for Wreaths Across America to be placed on graves of U.S. veterans. On the safety front, our employees take pride in XPO being the official transport partner for the Tour de France competition for over 45 years.

Information about our Executive Officers
The following information relates to each of our executive officers:

Name	Age	Position
Mario Harik	45	Chairman and Chief Executive Officer
Kyle Wismans	42	Chief Financial Officer
David Bates	60	Chief Operating Officer
Wendy Cassity	50	Chief Legal Officer and Corporate Secretary
Mario Harik has served as XPO’s chief executive officer and a director since November 2022 and as chairman of the board since the beginning of January 2026. He previously led the Company’s North American LTL segment as president from October 2021 to October 2022. Additionally, he served as XPO’s chief information officer from November 2011 to October 2022 and XPO’s chief customer officer from February 2021 to January 2022. Mr. Harik has served as a director of QXO, Inc. since June 2024. Mr. Harik has led numerous technological developments for global transportation and logistics operations, built comprehensive technology organizations and consulted to Fortune 100 companies. His prior positions include chief information officer and senior vice president of research and development with Oakleaf Waste Management; chief technology officer with Tallan, Inc.; co-founder of G3 Analyst, where he served as chief architect of web and voice applications; and solutions architect and consultant with Adea Solutions. Mr. Harik holds a master’s degree in engineering – information technology from Massachusetts Institute of Technology, and a degree in engineering – computer and communications from the American University of Beirut, Lebanon.
Kyle Wismans has served as XPO’s chief financial officer since August 2023, after being promoted from our senior vice president of revenue management and finance, a position he held from February 2023 to August 2023. Additionally, he served as XPO’s senior vice president, financial planning and analysis from September 2019 to February 2023. Mr. Wismans has played a vital role in the implementation of our LTL growth strategy, as well as our spin-offs of GXO and RXO. Mr. Wismans has served as a director of GXO Logistics, Inc. since May 2025. He was previously an executive with General Electric Company for over a decade, including most recently as head of global financial planning and analysis for Baker Hughes Oilfield Services, a GE company, from August 2017 to August 2019. Mr. Wismans holds a degree in business administration from the University of Michigan, Stephen M. Ross School of Business.
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
Wendy Cassity has served as XPO’s chief legal officer and corporate secretary since March 2023. Prior to joining XPO, she was chief legal officer of Nuance Communications, Inc. from September 2018 to March 2023. Nuance was publicly traded until it was acquired in March 2022. Prior to joining Nuance, she was general counsel of Zayo Group, a publicly traded communications infrastructure company, from January 2016 to August 2018, and general counsel of Thompson Creek Metals Company, a publicly traded natural resources company, from 2010 to January 2016. Prior to joining Thompson Creek Metals Company, Ms. Cassity was in private practice as a corporate transactional attorney at McDermott Will & Schulte LLP (formerly McDermott Will & Emery LLP) and Cravath Swaine & Moore, LLP in their New York offices. Ms. Cassity holds a B.A. from the University of Arizona in English and History and received her J.D. from Columbia Law School.

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
The transportation industry in North America and Europe historically has experienced cyclical fluctuations in financial results due to economic recessions, downturns in the business cycles of our customers, increases in the prices charged by third-party carriers, interest rate fluctuations, changes in international trade policies and other U.S. and global economic factors beyond our control. Our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, fuel and energy prices, pandemics and other public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances, which adversely affects our yields and profitability. During economic downturns, a reduction in overall demand for transportation services will likely reduce demand for our services and exert downward pressures on our rates and margins. In addition, in periods of strong economic growth, overall demand may exceed the available supply of transportation resources, resulting in increased network congestion and operating inefficiencies. Additional changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. These factors subject our business to various risks that may have a material impact on our operating results and future prospects. These risks may include the following:
•A reduction in overall freight volume reduces our opportunities for growth. In addition, if a downturn in our customers’ businesses causes a reduction in the volume of freight shipped by those customers, our operating results could be adversely affected;
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

Foreign governments, including the European Union (“EU”), have imposed tariffs on certain goods imported from the U.S. These actions may contribute to weakness in the global economy that could adversely affect our results of operations. A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products we transport could reduce revenues or have other adverse effects on the Company's cost structure and profitability. Further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock; and
•Governmental authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on trucks. If such measures or new anti-terrorism measures disrupt or impede our operations, we may fail to timely deliver products to our customers or incur increased expenses to do so. Such measures could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.
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
We are implementing various cost and revenue initiatives to further increase our profitability, including advanced pricing analytics and revenue management tools, LTL process improvements, workforce productivity, European margin expansion, global procurement and further back-office optimization. Many of these initiatives involve the use of AI technology. If we are not able to successfully implement these cost and revenue initiatives, our future financial results may suffer.

We may not successfully manage our growth.
We have grown rapidly and substantially over prior years, including by expanding our internal resources, making acquisitions and entering into new markets, and we intend to continue to focus on growth, including organic growth through new customer wins and increased business with existing customers, as well as additional acquisitions. We may experience difficulties and higher-than-expected expenses in executing this strategy as a result of unfamiliarity with new markets, changes in revenue and business models, entry into new geographic areas and increased pressure on our existing infrastructure and information technology systems from multiple customer project implementations. Further, we cannot be certain that our past or future acquisitions will be accretive to earnings or otherwise meet our operational or strategic expectations. Special risks, including accounting, regulatory, compliance, information technology or human resources issues, may arise in connection with, or as a result of, an acquisition, including the assumption of unanticipated liabilities and contingencies, difficulties in integrating acquired assets or businesses, possible management distractions, or the inability of acquired assets or businesses to achieve the levels of revenue, profit, productivity or synergies we anticipate or otherwise perform as we expect on the timeline contemplated.
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
A sale or other divestiture of our European business will result in us being a smaller, less diversified company with a more concentrated area of focus and less geographical diversification, as North American LTL would be our only remaining business. Following a potential sale or other divestiture of our European business, our Company likely would become more vulnerable to changing market conditions in the U.S., which could have a material adverse effect on our business, financial condition and results of operations. The diversification of our revenues, costs and cash flows will diminish as a result of a sale or other divestiture of our European business, and our ability to fund capital expenditures and investments and service our debt may be diminished. We may also incur ongoing costs and retain certain liabilities that were previously allocated to entities that are sold or otherwise divested. Those costs may exceed our estimates or could diminish the benefits we expect to realize.
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
At December 31, 2025, we had approximately $1.5 billion of goodwill on our consolidated balance sheet. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. We assess potential impairment of our goodwill annually, or more frequently if an event or circumstance indicates an impairment loss may have been incurred. Impairment may result from significant changes in the manner or use of the acquired assets, in connection with the sale, spin off or other divestiture of a business unit, a change in reporting units in connection with a reorganization of our reporting structure, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. For a discussion of our goodwill impairment testing, see “Critical Accounting Policies and Estimates - Evaluation of Goodwill” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our business depends, in part, on predictable temperate weather patterns. Our productivity historically decreases during the winter season, as it does for the industry in general, because inclement weather impedes operations. Certain seasonal weather conditions and isolated weather events can disrupt our operations and further impact productivity. We frequently incur costs related to snow and ice removal, towing and other maintenance activities during winter months. Our activities in the southern United States are particularly susceptible to the occurrence of hurricanes and tropical storms and, depending on where any particular hurricane or tropical storm makes landfall, our properties and operations could experience significant damage and disruptions. At least some of our operations are constantly at risk of extreme adverse weather conditions. While many of our locations have emergency response plans to address extreme weather conditions, unusual or prolonged adverse weather patterns in our areas of operations or markets, whether due to climate change or otherwise, can temporarily impact freight volumes and increase our costs.
Also, concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. Governments around the world are proposing and adopting laws and regulations regarding GHGs which could lead to additional compliance costs or operational disruption now or in the future, including increased fuel and other capital or operational costs or additional legal requirements on the Company. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and have an adverse effect on our business, operations, or financial condition.
Our reputation could be harmed if we fail to satisfy evolving stakeholder expectations regarding environmental matters.
Companies across all industries have faced scrutiny from stakeholders related to environmental matters, including practices and disclosures related to GHGs. If we are unable to meet stakeholder expectations, or if we are perceived to have not responded appropriately, our reputation could be negatively impacted or we could be the target of litigation.
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
We must ensure that our information technology systems remain competitive. If our information technology systems are unable to manage high volumes with reliability, accuracy and speed as we grow, or if such systems are not suited to manage the various services we offer, our service levels and operating efficiency could decline. In addition, if we fail to hire and retain qualified personnel to implement, protect and maintain our information technology systems, or if we fail to enhance our systems to meet our customers’ needs, our results of operations could be seriously harmed. In addition, the adoption of new and rapid changes in technology, such as the rise in artificial intelligence applications, may impact the transportation and logistics industry. If we do not appropriately adapt our operations to these new technologies as quickly or effectively as our competitors, the Company's business could be adversely affected. This could result in a loss of customers or a decline in the volume of freight we receive from customers.
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
We process and maintain certain information that is confidential, proprietary, personal, or otherwise sensitive, including financial and confidential business information. In the past, foreign state-sponsored cyber threat actors have targeted networks belonging to critical infrastructure organizations globally, including transportation and logistics infrastructure networks. Our information technology systems, devices, storage and applications, as well as those maintained by our third-party providers, are susceptible to damage, disruptions and shutdowns due to computer viruses, cyberattacks, ransomware or malware attacks, phishing, denial of service attacks, malicious social engineering, attacks by foreign actors, and other attempts to gain unauthorized access. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making cyber-attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate. Our systems and the systems maintained by our third-party providers have been subject to attempts to gain unauthorized access, breaches, and other system disruptions, and these and similar incidents could happen again. These events could, from time to time, cause material service outages, allow inappropriate or block legitimate access to systems or information, or result in other material interruptions to our business, our customers and other stakeholders could be impacted, and our reputation could be harmed. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and the frequency and sophistication of cyber-attacks globally have increased over time. As a result, we may be unable to anticipate these attacks or techniques or to implement adequate measures to recognize, detect or prevent the occurrence of any of the events described above or to adequately mitigate their effects. We also may not discover the occurrence of any of the events described above for a significant period of time after the event occurs. These risks, as well as the number and frequency of cybersecurity events globally, may also be heightened during times of geopolitical tension or instability between countries.
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
We may in the future be required to raise capital through public or private financing or other arrangements in order to pursue our growth strategy or operate our businesses. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business and/or our ability to execute our strategy. Further debt financing may involve restrictive covenants and could reduce our profitability. We currently have investment grade credit ratings for our secured debt, however, we may not be able to maintain these ratings or obtain investment grade credit ratings for our unsecured debt. Without investment grade credit ratings, we may incur increased interest expense and borrowing costs and may have reduced access to financial markets to obtain additional debt financing or refinance our existing debt, potentially adversely affecting our financial condition and results of operations. If we cannot raise funds on acceptable terms, we may not be able to grow our business as planned or respond to competitive pressures.
We may be adversely affected by interest rate changes because of our floating rate credit facilities.
The Revolving Credit Agreement, as amended (the “Revolving Credit Facility”) provides for an interest rate based on the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate (“CORRA”) or a Base Rate, as defined in the agreement, plus an applicable margin. The Senior Secured Term Loan Credit Agreement, as amended (the “Term Loan Facility”), provides for an interest rate based on SOFR or a Base Rate, as defined in the agreement, plus an applicable margin. Our European trade receivables securitization program (the “Receivables Securitization Program”) provides for an interest rate at lenders’ cost of funds plus an applicable margin. Our financial position may be affected by fluctuations in interest rates since the Revolving Credit Facility, Term Loan Facility and Receivables Securitization Program are subject to floating interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for the impact on interest expense of a hypothetical 1% increase in the interest rate. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.
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
Since 2014, in the U.S., the International Brotherhood of Teamsters (“Teamsters”) has attempted to organize employees at dozens of our LTL locations, and the International Association of Machinists (“Machinists”) has attempted to organize a small number of mechanics at three LTL maintenance shops. The majority of our employees involved in these organizing efforts rejected union representation. As of December 31, 2025, our employees had voted against union representation in 19 of the 28 union elections held since 2014. As of December 31, 2025, none of our employees were represented by a union in North America, consistent with our December 31, 2024 position. We cannot predict with certainty whether further organizing efforts may result in the unionization of any additional locations in the U.S. If union efforts are successful, these efforts may impact costs and efficiencies at the specific locations where representation is elected and have an adverse effect on our results of operations, cash flows and business.
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
We use a combination of self-insurance programs and purchased insurance to provide for the costs of employee medical, vehicular collision and accident (including personal injury), cargo loss and damage, property damage, and workers’ compensation claims. Our estimated liability for self-retained insurance claims reflects certain actuarial assumptions and judgments, which are subject to a degree of variability and uncertainty. We reserve for anticipated losses and expenses and periodically evaluate and adjust our claims reserves to reflect our experience and exposure expectation. Estimating the number and severity of claims, as well as related potential judgment or settlement amounts, is inherently difficult. This inherent difficulty, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims as they develop prove to be more severe than our initial assessment; or (iii) claims exceed our coverage. Accordingly, our ultimate results may differ from our initial estimates, which could result in losses over our reserved amounts. We periodically evaluate our level of insurance coverage and adjust insurance levels based on targeted risk tolerance and premium expense. An increase in the number or severity of self-insured claims or an increase in insurance premiums could have an adverse effect on us, while higher self-insured retention levels may increase the impact of loss occurrences on our results of operations.
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
We are subject to income taxes in the United States and many foreign jurisdictions. Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition, results of operations and cash flows. The U.S. Congress, the Organization for Economic Co-operation and Development (“OECD”), the EU and other government agencies in jurisdictions in which we and our affiliates do business have maintained a focus on the taxation of multinational companies. The OECD has recommended changes to numerous long-standing international tax principles through its base erosion and profit shifting (“BEPS”) project, and many jurisdictions have begun codifying those recommendations into law. During 2023, the OECD issued administrative guidance for the Pillar Two Global Anti-Base Erosion rules (“Pillar Two”), which generally imposes a 15% global minimum tax on multinational companies. Many Pillar Two rules were effective for fiscal years beginning on January 1, 2024, with other aspects effective from 2025. On July 4, 2025, the One Big Beautiful Bill Act (P.L. 119-21) was signed into law. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. These and other tax laws and related regulations changes, to the extent adopted, may increase tax uncertainty and/or our effective tax rate, result in higher compliance cost and adversely affect our provision for income taxes, results of operations and/or cash flows.
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
State and federal governmental agencies have announced regulations to be implemented to decrease emissions from new heavy-duty vehicles and establish new standards for greenhouse gas emissions from heavy-duty engines. At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. If emission compliant vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in applicable jurisdictions which could have a material adverse effect on our financial condition, results of operations, and cash flows or may require us to incur significant additional costs, any of which could negatively impact our business.
Future laws and regulations may be more stringent and may require changes to our operating practices that influence the demand for our services or require us to incur significant additional costs. We are unable to predict the impact that recently enacted and future regulations may have on our business. In particular, it is difficult to predict which, and in what form, emissions regulations may be modified or enforced, and what impact these regulations may have on motor carrier and less-than-truckload operations. If higher costs are incurred by us as a result of future changes in regulations, or by third-party transportation providers who pass increased costs on to us, this could adversely affect our results of operations to the extent we are unable to obtain a corresponding increase in price from our customers.
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
We are a global company subject to changing laws, policies, sanctions, and other regulatory requirements in the U.S., the U.K. and the E.U. relating to trade compliance and anti-corruption. Economic sanctions and other trade compliance restrictions in the U.S., the U.K., the E.U., and other countries may prohibit us from engaging in business activities with restricted entities or sanctioned countries. The U.S. and other export controls may restrict us from exporting specific products or arranging transportation or other services to or for the benefit of certain entities in specified countries. An imposition of tariffs on imports or other changes to U.S. trade policy could cause demand for shipping from international markets to decrease, and if the declines are significant enough, it could have a material adverse effect on our results of operations, financial condition, and liquidity. Global developments such as the ongoing conflict in Ukraine may result in new and evolving sanctions and trade restrictions. Non-compliance with trade compliance laws, policies, sanctions, and other regulatory requirements could result in reputational harm, operational delays, monetary fines and penalties, loss of revenues, increased costs, loss of export privileges, and criminal sanctions.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
XPO employs a robust system of information technology and information security controls and measures to assess, identify, and manage risks from cybersecurity threats which we consider to be critically important to maintaining our business and ensuring our business continuity. Our information security program is overseen by our Chief Information Security Officer (“CISO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, threat prevention, threat detection, and incident response processes. Our CISO has more than a decade of executive leadership experience with blue chip companies in the areas of information technology, cybersecurity, risk management and compliance across multiple industries. He and his team have experience assessing, designing, building and operating security platforms, identity and access, data protection, product and software security, cyber engineering, cyber defense, automation and compliance initiatives. The information security team provides periodic reports to our Chief Information Officer, Board of Directors, Chief Executive Officer and other members of our senior management as appropriate. Our CISO meets regularly with his team as well as other key personnel to share information about potential cybersecurity events and monitor, prevent, and detect potential cybersecurity incidents and develop reports for our senior management. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, including the results of security breach simulations, and the emerging threat landscape. Our Board of Directors will be informed of all material cybersecurity incidents and our information security program includes procedures for calling a special session of the Board of Directors in the event of a high or critical-risk cybersecurity incident. The Board of Directors also discusses relevant incidents in the industry and the evolving threat landscape.
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
ITEM 2.    PROPERTIES
As of December 31, 2025, we had 592 locations, primarily in North America and Europe. These facilities are located in all 48 contiguous U.S. states, as well as globally.

Segment	Leased Facilities	Owned Facilities	Customer Facilities (1)	Total
North American LTL	206	150	—	356
European Transportation	212	14	4	230
Corporate	6	—	—	6
Total	424	164	4	592
(1) Includes locations owned or leased by customers.
We lease our current executive offices located in Greenwich, Connecticut and Boston, Massachusetts, as well as various office facilities in the U.S., France, the U.K. and India to support our global executive and shared-services functions. We believe that our facilities are sufficient for our current needs.
ITEM 3.    LEGAL PROCEEDINGS
Information with respect to certain legal proceedings is included in Note 17—Commitments and Contingencies to our Consolidated Financial Statements (included in Part II, Item 8 of this Annual Report) and is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors” above.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol XPO.
As of January 30, 2026, there were approximately 49 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Stock Performance Graph
The graph below compares the cumulative five-year total return of holders of our common stock with the cumulative performance of the S&P Transportation Select Industry index and the S&P 400 MidCap index, of which we are a component. The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2020 and that all dividends and other distributions, including the effect of Spin-offs, were reinvested. The comparisons in the graph below are based on historical data and not indicative of, or intended to forecast, future performance of our common stock.

$400
$350
$300
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
XPO, Inc.
S&P Transportation Select Industry
S&P 400 MidCap

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
XPO, Inc.	$100.00	$113.76	$77.59	$204.16	$305.69	$316.78
S&P Transportation Select Industry	$100.00	$134.42	$96.77	$121.64	$127.78	$136.28
S&P 400 MidCap	$100.00	$124.76	$108.47	$126.29	$143.88	$154.68

Issuer Purchases of Equity Securities
The following table summarizes our purchases of our common stock for the quarter ended December 31, 2025:

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 - October 31, 2025	—	$—	—	$690
November 1, 2025 - November 30, 2025	393,355	134.15	393,355	637
December 1, 2025 - December 31, 2025	89,998	135.86	89,998	625
Total	483,353	$134.47	483,353	$625
(1)    Based on trade date.
(2)    On March 27, 2025, we announced that our Board of Directors authorized repurchases of up to $750 million of our common stock. The program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue the program at any time. For further details, refer to Note 13—Stockholders’ Equity to our Consolidated Financial Statements.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
XPO is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through supply chains for approximately 55,000 customers in North America and Europe.
Our company has two reportable segments: North American Less-Than-Truckload (“LTL”), the largest component of our business; and European Transportation. Our North American LTL segment includes the results of our trailer manufacturing operation.
Within the tables presented, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of our financial condition and results of operations for full year 2024, compared with full year 2023.
Impacts of Notable External Conditions
As a leading provider of freight transportation services, our business can be impacted to varying degrees by factors beyond our control. The overall freight environment continues to be recessionary, due to a mix of macroeconomic pressures on supply and demand. Importantly, we see significant growth potential ahead in our major markets, and we intend to continue expanding our business by investing in capacity for the long-term, gaining profitable market share and aligning price with the value we provide.
Examples of factors that may affect our results include elevated interest rates; economic inflation, which may have a negative effect on certain of our operating costs, such as salaries, wages and employee benefits, fuel and insurance; uncertainty regarding the impacts of tariffs imposed, revoked or reciprocated between the U.S. and its trading partners, including impacts on import costs, export competitiveness and end-market demand for our customers’ products; and the ongoing reluctance of some shippers to route goods through areas unsettled by conflict.
We mitigate inflationary pressure with mechanisms in our customer contracts, including fuel surcharge clauses and general rate increases; and we believe that U.S. demand for LTL services may increase when interest rates decrease or tariff uncertainties subside, as both dynamics historically correlate to a rebound in industrial activity.
We cannot predict how future macroeconomic conditions, supply chain constraints or conflicts may adversely affect our results of operations.

Consolidated Summary Financial Results

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2025	2024	2025	2024
Revenue	$8,157	$8,072
Salaries, wages and employee benefits	3,424	3,377	42.0%	41.8%
Purchased transportation	1,662	1,701	20.4%	21.1%
Fuel, operating expenses and supplies	1,571	1,589	19.3%	19.7%
Operating taxes and licenses	83	80	1.0%	1.0%
Insurance and claims	167	134	2.0%	1.7%
Gains on sales of property and equipment	(17)	(40)	(0.2)%	(0.5)%
Depreciation and amortization expense	521	490	6.4%	6.1%
Pre-Con-way acquisition environmental matter	35	—	0.4%	—%
Legal matters	(13)	—	(0.2)%	—%
Transaction and integration costs	8	53	0.1%	0.7%
Restructuring costs	59	27	0.7%	0.3%
Operating income	656	660	8.0%	8.2%
Other income	(6)	(37)	(0.1)%	(0.5)%
Debt extinguishment loss	6	—	0.1%	—%
Interest expense	219	223	2.7%	2.8%
Income before income tax provision	437	473	5.4%	5.9%
Income tax provision	121	86	1.5%	1.1%
Net income	$316	$387	3.9%	4.8%

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Our consolidated revenue for 2025 increased by 1.1% to $8.2 billion, compared with 2024. Foreign currency movement increased revenue by approximately 1.4 percentage points in 2025. After taking into effect the impact of foreign currency movements, revenue was essentially flat compared with 2024.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits in 2025 was $3.42 billion, or 42.0% of revenue, compared with $3.38 billion, or 41.8% of revenue, in 2024. The year-over-year increase as a percentage of revenue primarily reflects higher costs due to the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment and wage inflation.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation in 2025 was $1.66 billion, or 20.4% of revenue, compared with $1.70 billion, or 21.1% of revenue, in 2024. The year-over-year decrease as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment, partially offset by higher purchased transportation in our European Transportation segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies was $1.57 billion in 2025, or 19.3% of revenue, compared with $1.59 billion, or 19.7% of revenue, in 2024. The year-over-year decrease as a percentage of revenue primarily reflects lower fuel costs.

Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses in 2025 was $83 million, compared with $80 million in 2024.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims in 2025 was $167 million, compared with $134 million in 2024. The year-over-year increase primarily reflects higher vehicular insurance costs in our North American LTL segment.
Gains on sales of property and equipment in 2025 was $17 million, compared with $40 million in 2024. The year-over-year decrease primarily reflects lower gains on real estate transactions in our North American LTL segment in 2025 compared with 2024.
Depreciation and amortization expense in 2025 was $521 million, compared with $490 million in 2024. The year-over-year increase reflects the impact of capital investments in property, tractors and trailers in our North American LTL segment.
Pre-Con-way acquisition environmental matter for 2025 was a charge of $35 million, with no comparable charges in 2024. This matter relates to environmental and product liability claims involving truck and part manufacturing plants of a former subsidiary of Con-way, which they sold in 1981 long before XPO's acquisition of Con-way in 2015. The matter is solely related to a legacy Con-way truck manufacturing business and is unrelated to the operations of our North American LTL segment.
Legal matters was a gain of $13 million in 2025, with no comparable gain in 2024. The gain recognized in 2025 reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
Transaction and integration costs in 2025 were $8 million, compared with $53 million in 2024. The year-over-year decrease primarily relates to no further stock-based compensation costs in the current year for certain employees related to strategic initiatives.
Restructuring costs in 2025 were $59 million, compared with $27 million in 2024. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. In 2025, restructuring costs primarily reflect share-based compensation in Corporate, and severance and related charges incurred in connection with headcount reduction initiatives in our European Transportation segment. In 2024, restructuring costs primarily related to headcount reduction initiatives in our European Transportation segment. For more information, see Note 5—Restructuring Charges to our Consolidated Financial Statements.
Other income primarily consists of pension income for both 2025 and 2024, while 2024 also includes investment income. Other income for 2025 was $6 million, compared with $37 million in 2024. The year-over-year decrease reflects a $19 million decline in pension income and a $13 million decline in investment income related to the sale of a past investment in a private company in 2024.
Debt extinguishment loss was $6 million in 2025, which related to the refinancing of our term loan facility in the first quarter of 2025. There was no debt extinguishment loss in 2024.
Interest expense for 2025 decreased 1.8% to $219 million, from $223 million in 2024. The decrease is primarily due to a reduction in our debt coupled with lower interest rates on our variable rate debt, partially offset by lower interest income. We anticipate interest expense to be between $205 million and $215 million in 2026.
Our consolidated income before income tax provision in 2025 was $437 million, compared with $473 million in 2024. The decrease was primarily driven by lower other income and operating income. With respect to our U.S. operations, income before income tax provision was $456 million in 2025, compared with income of $486 million in 2024. The decrease was primarily due to lower revenue, higher insurance and claims, lower gains on real estate transactions, higher depreciation and amortization, higher costs related to legal matters, higher restructuring costs, and lower other income, partially offset by lower purchased transportation and lower transaction and integration costs. With respect to our non-U.S. operations, loss before income tax provision was $19 million in 2025, compared with a loss of $13 million in 2024. The increase in the loss is primarily due to higher purchased transportation, salaries, wages and employee benefits, and restructuring costs, partially offset by higher revenue and a gain on legal matters in 2025.
Our effective income tax rates were 27.8% and 18.1% in 2025 and 2024, respectively. The increase in our effective income tax rate for 2025 compared to 2024 was primarily driven by a one-time tax benefit of $41 million associated with the legal entity reorganization in our European Transportation business that occurred in the second quarter of 2024, partially offset by $6 million in U.S. foreign tax credits recognized in 2025. For 2025, our effective tax rate was impacted by $12 million from non-deductible compensation and $12 million from losses for which no tax benefit can be recognized partially offset by $6 million in U.S. foreign tax credits. For 2024, our effective tax rate was impacted by $49 million of discrete tax benefits, the largest of which was a $41 million benefit from the legal entity reorganization in our European Transportation business, offset by $16 million from non-deductible compensation and $9 million from losses for which no tax benefit can be recognized.
As previously disclosed, we expected the legal entity reorganization in our European Transportation business to generate a net cash refund of approximately $45 million. In 2024, we made tax payments of $7 million and in 2025 we received a cash refund of $49 million. We expect to receive the remaining $3 million cash refund in 2026.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. For our North American LTL and European Transportation segments, our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income from continuing operations before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments. Segment adjusted EBITDA includes an allocation of corporate costs. See Note 3—Segment Reporting and Geographic Information for further information and a reconciliation of adjusted EBITDA to Income from continuing operations.
North American Less-Than-Truckload Segment

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2025	2024	2025	2024
Revenue	$4,832	$4,899
Adjusted EBITDA (1)	1,142	1,115	23.6%	22.8%
Depreciation and amortization expense	381	346	7.9%	7.1%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Revenue in our North American LTL segment decreased 1.4% to $4.8 billion in 2025, compared with $4.9 billion in 2024. Revenue included fuel surcharge revenue of $731 million and $785 million, respectively, for the years ended December 31, 2025 and 2024. The decrease in fuel surcharge revenue was primarily driven by lower diesel prices and lower volume.
We evaluate the revenue performance of our LTL business using several commonly used metrics, including tonnage (weight per day in pounds) and yield, which is a commonly used measure of LTL pricing trends. We measure yield using gross revenue per hundredweight, excluding fuel surcharges. Impacts on yield can include weight per shipment and length of haul, among other factors, while impacts on tonnage can include shipments per day and weight per shipment. The following table summarizes our key revenue metrics:

	Years Ended December 31,
	2025	2024	Change %
Pounds per day (thousands)	65,268	69,606	(6.2)%
Shipments per day	49,420	51,508	(4.1)%
Average weight per shipment (in pounds)	1,321	1,351	(2.3)%
Gross revenue per hundredweight, excluding fuel surcharges	$25.39	$23.94	6.0%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year decrease in revenue for 2025, excluding fuel surcharge revenue, reflects lower tonnage, almost entirely offset by higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives. The decrease in tonnage per day reflects lower shipments per day and lower average weight per shipment.
Adjusted EBITDA was $1.14 billion in 2025, compared with $1.12 billion in 2024. Adjusted EBITDA included gains from real estate transactions of $15 million for the year ended December 31, 2025 and $34 million in 2024. Excluding these gains, the increase in adjusted EBITDA reflected higher yield, lower purchased transportation, productivity improvements and lower maintenance costs, partially offset by lower tonnage, lower fuel surcharge revenue, wage inflation, higher vehicular insurance costs and lower pension income.
Depreciation and amortization expense increased to $381 million in 2025 compared with $346 million in 2024 due to the impact of capital investments in property, tractors and trailers.
European Transportation Segment

	Years Ended December 31,		Percent of Revenue
(Dollars in millions)	2025	2024	2025	2024
Revenue	$3,324	$3,173
Adjusted EBITDA (1)	147	158	4.4%	5.0%
Depreciation and amortization expense	136	140	4.1%	4.4%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Revenue in our European Transportation segment increased 4.8% to $3.3 billion in 2025, compared with $3.2 billion in 2024. Foreign currency movement increased revenue by approximately 3.6 percentage points in 2025.
Adjusted EBITDA was $147 million in 2025, compared with $158 million in 2024. The decrease in adjusted EBITDA was primarily driven by higher purchased transportation and salaries, wages and employee benefits, partially offset by higher revenue.
Depreciation and amortization expense decreased to $136 million in 2025 compared with $140 million in 2024.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $310 million as of December 31, 2025, compared to $246 million as of December 31, 2024. Our principal existing sources of cash are (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of December 31, 2025, we have $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we have issued $133 million in aggregate face amount of letters of credit as of December 31, 2025.

In February 2025, we terminated our Second Amended and Restated Revolving Credit Agreement, as amended, and entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for revolving credit commitments in an aggregate amount of $600 million (the “Revolving Credit Facility”). See Note 11—Debt to our Consolidated Financial Statements for further information.
As of December 31, 2025, we had approximately $910 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
We sell certain of our trade accounts receivable on a non-recourse basis to third-party financial institutions under factoring agreements. We also sell trade accounts receivable under a securitization program for our European transportation business. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers. For more information, see Note 2 —Significant Accounting Policies to our Consolidated Financial Statements.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $235 million as of December 31, 2025). As of December 31, 2025, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. In January 2026, the program was amended to extend the maturity date through March 2029.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2025	2024
Securitization programs
Receivables sold in period	$1,881	$1,762
Cash consideration	1,881	1,762

Factoring programs
Receivables sold in period	70	79
Cash consideration	67	78
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
In the second half of 2025, we used cash on hand to repay $115 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.
The Refinancing Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term Secured Overnight Financing Rate (“SOFR”) plus (i) in the case of ABR Loans, 0.75% or, (ii) in the case of Term SOFR Loans, 1.75%, which shall be reduced by 0.25% upon the achievement of a Consolidated First Lien Net Leverage Ratio (as defined in the Amended Term Loan Credit Agreement) of less than or equal to 1.21 to 1.00. The Refinancing Term Loan Facilities are secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions.

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
The weighted average interest rate of our term loans was approximately 5.4% as of December 31, 2025.
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
During 2025, we repurchased 954 thousand shares of common stock with an aggregate value of $125 million at an average price of $130.96 per share. The share repurchases were funded by cash on hand. There were no share repurchases in 2024 and 2023. As of December 31, 2025, our remaining share repurchase authorization was $625 million.
Loan Covenants and Compliance
As of December 31, 2025, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash
Our cash flows from operating, investing and financing activities from continuing operations, as reflected on our Consolidated Statements of Cash Flows, are summarized as follows:

	Years Ended December 31,
(In millions)	2025	2024
Net cash provided by operating activities from continuing operations	986	808
Net cash used in investing activities from continuing operations	(616)	(702)
Net cash provided by (used in) financing activities from continuing operations	(339)	(226)
During 2025, we: (i) generated cash from operating activities from continuing operations of $986 million and (ii) generated proceeds from sales of property and equipment of $41 million. We used cash during this period primarily to: (i) purchase property and equipment of $657 million; (ii) repurchase common stock of $125 million; (iii) repay $115 million of outstanding principal under the Refinancing Term Loan B-2 Facility; (iv) make payments on debt and finance leases of $73 million; and (v) make net payments of $50 million related to tax withholding obligations in connection with the vesting of restricted shares.
During 2024, we: (i) generated cash from operating activities from continuing operations of $808 million and (ii) generated proceeds from sales of property and equipment of $75 million. We used cash during this period primarily to: (i) purchase property and equipment of $789 million; (ii) make payments of $129 million related to tax withholding obligations in connection with the vesting of restricted shares; and (iii) make payments on debt and finance leases of $82 million.
Cash flows from operating activities from continuing operations for 2025 increased by $178 million compared with 2024. The increase in 2025 compared with 2024 reflects: (i) the impact of operating assets and liabilities utilizing $45 million of cash in 2025, compared with utilizing $194 million in 2024; (ii) higher deferred tax expense of $42 million, that is added back in the determination of operating cash flows; (iii) higher non-cash depreciation and amortization of $31 million, that is added back in the determination of operating cash flows; and (iv) lower gains on sales of property and equipment of $23 million, that is subtracted in the determination of operating cash flows. These items were partially offset by lower net income of $71 million.
As of December 31, 2025, we had $941 million of operating lease and related interest payment obligations, of which $204 million is due within the next twelve months. Additionally, we had operating leases that have not yet commenced with future undiscounted lease payments of $75 million. These operating leases will commence in 2026 with initial lease terms of 4 years to 15 years. For further information on our operating leases and their maturities, see Note 7—Leases to our Consolidated Financial Statements. As of December 31, 2025, we have approximately $75 million of purchase commitments, of which approximately $40 million is due within the next twelve months.
Investing activities from continuing operations used $616 million of cash in 2025 compared with $702 million used in 2024. During 2025, we used $657 million of cash to purchase property and equipment and received $41 million from sales of property and equipment. During 2024, we used $789 million of cash to purchase property and equipment and received $75 million of cash from sales of property and equipment, including $47 million related to the sale of a service center in our North American LTL segment in December 2024 from a planned service center relocation. In January 2025, the proceeds from this sale were used to purchase four new service centers that were previously leased. We anticipate gross capital expenditures to be between $500 million and $600 million in 2026, funded by cash on hand and available liquidity.
Financing activities from continuing operations used $339 million of cash in 2025 compared with $226 million of cash used in 2024. The primary uses of cash from financing activities during 2025 were $125 million to repurchase common stock, $115 million to repay outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028, $73 million to repay borrowings, primarily related to finance lease obligations, and $50 million to make net payments for tax withholdings on restricted shares, primarily during the first quarter of 2025. The primary uses of cash from financing activities during 2024 was $129 million to make payments for tax withholdings on restricted shares, primarily driven by a payment of approximately $85 million for tax withholdings on XPO restricted stock units that vested during December, and $82 million used to repay borrowings, primarily related to finance lease obligations.
As of December 31, 2025, we had $3.2 billion total outstanding principal amount of debt, excluding finance leases. We have no significant debt maturities until 2028. Interest on our Revolving Credit Facility and the Refinancing Term Loan Facilities is variable, while interest on our senior notes is at fixed rates. Future interest payments associated with our debt total $947 million at December 31, 2025, with $202 million payable within 12 months, and are estimated based on the principal amount of debt and applicable interest rates as of December 31, 2025. Additionally, as of December 31, 2025, we have $294 million of finance lease and related interest payment obligations, of which $62 million is due within the next twelve months. For further information on our debt facilities and maturities, see Note 11—Debt to our Consolidated Financial Statements. For further information on our finance lease maturities, see Note 7—Leases to our Consolidated Financial Statements.
Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit plans for some employees in the U.S. Historically, we have realized income, rather than expense, from these plans. We generated aggregate income from our plans of $6 million in 2025, $25 million in 2024 and $18 million in 2023. The plans have been generating income due to their funded status and because they do not allow for new plan participants or additional benefit accruals.
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
The discount rates used in determining the net periodic benefit costs and benefit obligations are as follows:

	Qualified Plans		Non-Qualified Plans
	2025	2024	2025	2024
Discount rate - net periodic benefit costs	5.33%	5.08%	4.99% - 5.25%	5.02% - 5.05%
Discount rate - benefit obligations	5.40%	5.63%	4.60% - 5.20%	5.21% - 5.55%
An increase or decrease of 25 basis points in the discount rate would increase or decrease our 2025 pre-tax pension income by less than $1 million.
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
For the year ended December 31, 2025, our expected return on plan assets was $77 million, compared to the actual return on plan assets of $130 million. The actual annualized return on plan assets for 2025 was approximately 10%, which was above the expected return on asset assumption for the year due to strong equity and fixed income market returns. An increase or decrease of 25 basis points in the expected return on plan assets would increase or decrease our 2025 pre-tax pension income by approximately $3 million.
Actuarial Gains and Losses
Changes in the discount rate and/or differences between the expected and actual rate of return on plan assets results in unrecognized actuarial gains or losses. For our defined benefit pension plans, accumulated unrecognized actuarial losses were $167 million as of December 31, 2025. The portion of the unrecognized actuarial gain/loss that exceeds 10% of the greater of the projected benefit obligation or the fair value of plan assets at the beginning of the year is amortized and recognized as income/expense over the estimated average remaining life expectancy of plan participants.
Effect on Results
The effects of the defined benefit pension plans on our results consist primarily of the net effect of the interest cost on plan obligations and the expected return on plan assets. We estimate that the defined benefit pension plans will contribute annual pre-tax income in 2026 of approximately $14 million.
Funding
In determining the amount and timing of pension contributions, we consider our cash position, the funded status as measured by the Pension Protection Act of 2006 and generally accepted accounting principles, and the tax deductibility of contributions, among other factors. We made benefit payments of $5 million in both 2025 and 2024 under the non-qualified plans and we estimate that we will make benefit payments of $5 million in 2026.

For additional information, see Note 12—Employee Benefit Plans to our Consolidated Financial Statements.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. A summary of our significant accounting policies is contained in Note 2—Significant Accounting Policies to our Consolidated Financial Statements. The methods, assumptions, and estimates that we use in applying our accounting policies may require us to apply judgments regarding matters that are inherently uncertain and may change based on changing circumstances or changes in our analysis. Material changes in these assumptions, estimates and/or judgments have the potential to materially alter our results of operations. We have identified below our accounting policies that we believe could potentially produce materially different results if we were to change underlying assumptions, estimates and/or judgments. Although actual results may differ from estimated results, we believe the estimates are reasonable and appropriate.
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
For our 2025 annual goodwill assessment, we performed a step-zero qualitative analysis for four of our reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of these reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment. For our other reporting unit, we performed a quantitative analysis using a combination of income and market approaches. The fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.
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
The income approach of determining fair value is based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The discount rates reflect management’s judgment and are based on a risk adjusted weighted-average cost of capital utilizing industry market data of businesses similar to the reporting units. Inherent in our preparation of cash flow projections are assumptions and estimates derived from a review of our operating results, business plans, expected growth rates, cost of capital and tax rates. Our forecasts also reflect expectations concerning future economic conditions, interest rates and other market data. The market approach of determining fair value is generally based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry. We believe this approach, which utilizes multiple valuation techniques, yields the most appropriate evidence of fair value.
Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods. Changes in assumptions or estimates could materially affect the estimate of the fair value of a reporting unit, and therefore could affect the likelihood and amount of potential impairment.
Self-Insurance Accruals
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance, premium expense, and insurance availability. Liabilities for the risks we retain, including estimates of claims incurred but not reported, are not discounted and are estimated, in part, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. Additionally, claims may emerge in future years for events that occurred in a prior year at a rate that differs from previous actuarial projections. We believe the actuarial methods are appropriate for measuring these self-insurance accruals. However, because of the number of claims and the length of time from incurrence of the claims to ultimate settlement, the use of any estimation method is sensitive to the assumptions and factors described above along with other external factors. Accordingly, changes in these assumptions and factors can affect the estimated liability and those amounts may be different than the actual costs paid to settle the claims.
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
New Accounting Standards
Information related to new accounting standards is included in Note 2—Significant Accounting Policies.
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

Interest Rate Risk
We have exposure to changes in interest rates on our debt, as follows:
Term Loan Facility. As of December 31, 2025, we had an aggregate principal amount outstanding of $985 million on our Term Loan Facility. The interest rate fluctuates based on the Secured Overnight Financing Rate (“SOFR”) or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming an average annual aggregate principal amount outstanding of $985 million, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $10 million. Additionally, we utilize short-term interest rate swaps to mitigate variability in forecasted interest payments on our Term Loan Facility. The interest rate swaps convert floating-rate interest payments into fixed rate interest payments.
Revolving Credit Facility. The interest rates on our Revolving Credit Facility fluctuate based on SOFR, the Canadian Overnight Repo Rate (“CORRA”) or a Base Rate, as defined in the agreement, plus an applicable margin. Assuming our Revolving Credit Facility was fully drawn throughout 2025, a hypothetical 1% increase in the interest rate would have increased our annual interest expense by $6 million.
Fixed Rate Debt. As of December 31, 2025, we had $2.3 billion of fair value of indebtedness (excluding finance leases and asset financings) that bears interest at fixed rates. A 1% decrease in market interest rates as of December 31, 2025 would increase the fair value of our fixed-rate indebtedness by approximately 2%. For additional information concerning our debt, see Note 11—Debt to our Consolidated Financial Statements.
We also have exposure to changes in interest rates as a result of our cash balances, which totaled $310 million as of December 31, 2025 and generally earn interest income that approximates the federal funds rate. Assuming an annual average cash balance of $310 million, a hypothetical 1% increase in the interest rate would reduce our net interest expense by $3 million.
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
As of December 31, 2025, a uniform 10% strengthening in the value of the USD relative to the EUR would have resulted in an increase in net assets of $12 million, including the impacts from cross currency swaps. As of December 31, 2025, a uniform 10% strengthening in the value of the USD relative to the GBP would have resulted in a decrease in net assets of $36 million. These theoretical calculations assume that an instantaneous, parallel shift in exchange rates occurs, which is not consistent with our actual experience in foreign currency transactions. Fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the impact of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
Commodity Price Risk
We are exposed to price fluctuations for diesel fuel purchased for use in our vehicles. During the year ended December 31, 2025, diesel prices fluctuated by as much as 14% in France, 32% in the United Kingdom, and 11% in the United States. We include fuel surcharge programs or other cost-recovery mechanisms in many of our customer contracts to mitigate the effect of any fuel price increases over base amounts established in the contract. For our North American LTL business, pricing agreements with customers include a fuel surcharge that is typically indexed to fuel prices published weekly by the U.S. Department of Energy. The extent to which we are able to recover increases in fuel costs may also be impacted by the amount of empty or out-of-route truck miles or engine idling time. See the applicable discussion under Item 1A, “Risk Factors.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
XPO, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of XPO, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Liabilities for self-insured claims
As discussed in Note 2 to the consolidated financial statements, the Company uses a combination of self-insurance programs and purchased insurance to provide for the costs of vehicular, and workers’ compensation claims (self-insured claims). The Company records estimates of the undiscounted liability associated with claims incurred as of the balance sheet date, including estimates of claims incurred but not reported, by considering historical cost experience, demographic and severity factors, and judgments about current and expected levels of cost per claim and retention levels. These liabilities are recorded within accrued liabilities and other long-term liabilities as of December 31, 2025.
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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance process. This included controls over the assumptions used in estimating the liabilities for self-insured claims. In addition, for a sample of claims, we compared the Company’s estimates of liabilities for individual self-insured claims to current available information, which included legal claims, incident and case reports, current and historical cost experience, or other evidence. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
•comparing the Company’s actuarial reserving methodologies with accepted actuarial methods and procedures
•evaluating assumptions used in determining the liability, including expected level of cost per claim, in relation to recent historical loss payment trends and demographic and severity factors

•developing an independent expected range of liabilities, including liabilities for claims that have been incurred but have not been recorded, based on actuarial methodologies
•comparing the Company’s recorded liability to the independently developed liability range.

/s/ KPMG LLP
We have served as the Company’s auditor since 2011.
New York, New York

February 5, 2026

XPO, Inc.
Consolidated Balance Sheets

	December 31,
(In millions, except per share data)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$310	$246
Accounts receivable, net of allowances of $40 and $50, respectively	1,035	977
Other current assets	285	283
Total current assets	1,630	1,505
Long-term assets
Property and equipment, net of $2,360 and $2,019 in accumulated depreciation, respectively	3,664	3,402
Operating lease assets	777	727
Goodwill	1,547	1,461
Identifiable intangible assets, net of $580 and $499 in accumulated amortization, respectively	311	361
Other long-term assets	265	254
Total long-term assets	6,564	6,206
Total assets	$8,194	$7,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$455	$477
Accrued expenses	760	708
Short-term borrowings and current maturities of long-term debt	60	62
Short-term operating lease liabilities	166	127
Other current liabilities	113	46
Total current liabilities	1,555	1,420
Long-term liabilities
Long-term debt	3,253	3,325
Deferred tax liability	482	393
Employee benefit obligations	86	85
Long-term operating lease liabilities	611	603
Other long-term liabilities	345	283
Total long-term liabilities	4,778	4,690
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	1,160	1,274
Retained earnings	888	572
Accumulated other comprehensive loss	(187)	(246)
Total equity	1,861	1,601
Total liabilities and equity	$8,194	$7,712
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Income

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Revenue	$8,157	$8,072	$7,744
Salaries, wages and employee benefits	3,424	3,377	3,159
Purchased transportation	1,662	1,701	1,760
Fuel, operating expenses and supplies	1,571	1,589	1,623
Operating taxes and licenses	83	80	60
Insurance and claims	167	134	167
Gains on sales of property and equipment	(17)	(40)	(5)
Depreciation and amortization expense	521	490	432
Pre-Con-way acquisition environmental matter	35	—	—
Legal matters	(13)	—	8
Transaction and integration costs	8	53	58
Restructuring costs	59	27	44
Operating income	656	660	438
Other income	(6)	(37)	(15)
Debt extinguishment loss	6	—	25
Interest expense	219	223	168
Income from continuing operations before income tax provision	437	473	260
Income tax provision	121	86	68
Income from continuing operations	316	387	192
Loss from discontinued operations, net of taxes	—	—	(3)
Net income	$316	$387	$189

Net income (loss)
Continuing operations	$316	$387	$192
Discontinued operations	—	—	(3)
Net income	$316	$387	$189

Earnings (loss) per share data
Basic earnings per share from continuing operations	$2.69	$3.33	$1.66
Basic loss per share from discontinued operations	—	—	(0.02)
Basic earnings per share	$2.69	$3.33	$1.64
Diluted earnings per share from continuing operations	$2.64	$3.23	$1.62
Diluted loss per share from discontinued operations	—	—	(0.02)
Diluted earnings per share	$2.64	$3.23	$1.60

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	118	116	116
Diluted weighted-average common shares outstanding	119	120	118
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In millions)	2025	2024	2023
Net income	$316	$387	$189

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $19, $(9) and $12	$39	$(16)	$28
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $0, $0 and $1	(1)	2	—
Defined benefit plans adjustment, net of tax effect of $(6), $5 and $9	21	(15)	(23)
Other comprehensive income (loss)	59	(29)	5
Comprehensive income	$375	$359	$194
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash flows from operating activities of continuing operations
Net income	$316	$387	$189
Loss from discontinued operations, net of taxes	—	—	(3)
Income from continuing operations	316	387	192
Adjustments to reconcile income from continuing operations to net cash from operating activities
Depreciation and amortization	521	490	432
Stock compensation expense	77	87	78
Accretion of debt	10	11	11
Deferred tax expense	99	57	31
Gains on sales of property and equipment	(17)	(40)	(5)
Other	24	11	54
Changes in assets and liabilities
Accounts receivable	(47)	(47)	(46)
Other assets	(38)	(106)	(9)
Accounts payable	(22)	(8)	(48)
Accrued expenses and other liabilities	62	(33)	4
Net cash provided by operating activities from continuing operations	986	808	694
Cash flows from investing activities of continuing operations
Payment for purchases of property and equipment	(657)	(789)	(1,533)
Proceeds from sale of property and equipment	41	75	29
Proceeds from settlement of cross currency swaps	—	—	2
Proceeds from sale of investment	—	12	—
Net cash used in investing activities from continuing operations	(616)	(702)	(1,502)
Cash flows from financing activities of continuing operations
Proceeds from issuance of debt	—	—	2,962
Repurchase of debt	(115)	—	(2,117)
Repayment of debt and finance leases	(73)	(82)	(71)
Payment of debt issuance costs	(3)	(4)	(27)
Repurchase of common stock	(125)	—	—
Change in bank overdrafts	23	(9)	34
Payment for tax withholdings for restricted shares	(50)	(129)	(19)
Other	4	(1)	(1)
Net cash provided by (used in) financing activities from continuing operations	(339)	(226)	761

XPO, Inc.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash flows from discontinued operations
Operating activities of discontinued operations	—	—	(12)
Investing activities of discontinued operations	—	—	3
Financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	—	—	(9)
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	—	5
Net increase (decrease) in cash, cash equivalents and restricted cash	31	(120)	(51)
Cash, cash equivalents and restricted cash, beginning of year	298	419	470
Cash, cash equivalents and restricted cash, end of year	$330	$298	$419
Supplemental disclosure of cash flow information from continuing operations:
Cash paid for interest	229	223	185
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2025, 2024 and 2023

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

XPO, Inc.
Consolidated Statements of Changes in Equity (continued)
For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	316	—	316
Other comprehensive income	—	—	—	—	59	59
Exercise and vesting of stock compensation awards	734	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(70)	—	—	(70)
Retirement of common stock	(954)	—	(125)	—	—	(125)
Stock compensation expense	—	—	77	—	—	77
Other	—	—	4	—	—	4
Balance as of December 31, 2025	116,954	$—	$1,160	$888	$(187)	$1,861
Amounts may not add due to rounding.
See accompanying notes to consolidated financial statements.

XPO, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2025, 2024 and 2023
1. Description of Business and Basis of Presentation
Nature of Operations
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. See Note 3—Segment Reporting and Geographic Information for additional information on our operations.
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
2. Significant Accounting Policies
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less on the date of purchase to be cash equivalents. As of December 31, 2025, 2024 and 2023, our restricted cash included in Other long-term assets on our Consolidated Balance Sheets was $20 million, $53 million and $7 million, respectively. Our restricted cash balance as of December 31, 2024 included approximately $47 million of proceeds received from the sale of a service center in our North American LTL segment in December 2024 that was used to purchase four new service centers in January 2025 that were previously leased.
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

The roll-forward of the allowance for credit losses was as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$50	$45	$43
Provision charged to expense	26	21	33
Write-offs, less recoveries, and other adjustments	(37)	(16)	(31)
Ending balance	$40	$50	$45
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
Under the trade receivables securitization program, a wholly-owned bankruptcy-remote special purpose entity of XPO sells trade receivables that originate with wholly-owned subsidiaries to unaffiliated entities. The program contains financial covenants customary for this type of arrangement, including maintaining a defined average days sales outstanding ratio. In January 2026, the program was amended to extend the maturity date through March 2029.
We account for transfers under our securitization and factoring arrangements as sales because we sell full title and ownership in the underlying receivables and control of the receivables is considered transferred. For these transfers, the receivables are removed from our Consolidated Balance Sheets at the date of transfer.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $235 million as of December 31, 2025). As of December 31, 2025, the maximum amount available under the program was utilized. The weighted average interest rate was 3.90% as of December 31, 2025.
Information related to the trade receivables sold was as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Securitization programs
Receivables sold in period	$1,881	$1,762	$1,815
Cash consideration	1,881	1,762	1,815

Factoring programs
Receivables sold in period	70	79	103
Cash consideration	67	78	103
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
Leases
We determine if an arrangement is a lease at inception. We recognize operating lease right-of-use assets and liabilities at the lease commencement date based on the estimated present value of the lease payments over the lease term. As most of our leases do not provide an implicit rate, we use incremental borrowing rates based on the information available at commencement date to determine the present value of future lease payments. This rate is determined from a hypothetical yield curve that takes into consideration market yield levels of our relevant debt outstanding as well as the corresponding index that matches our credit rating, and then adjusts as if the borrowings were collateralized.
We include options to extend or terminate a lease in the lease term when we are reasonably certain to exercise such options. We exclude variable lease payments (such as payments not based on an index or reimbursements of lessor costs) from our initial measurement of the lease liability. We recognize leases with an initial term of 12 months or less as lease expense over the lease term and those leases are not recorded on our Consolidated Balance Sheets. We account for lease and non-lease components within a contract as a single lease component for our real estate leases. For additional information on our leases, see Note 7—Leases.
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
For our 2025 annual goodwill assessment, we performed a step-zero qualitative analysis for four of our reporting units. Based on the qualitative assessments performed, we concluded that it was not more-likely-than-not that the fair value of these reporting units was less than their carrying amounts and, therefore, further quantitative analysis was not performed, and we did not recognize any goodwill impairment. For our other reporting unit, we performed a quantitative analysis using a combination of income and market approaches. The fair value of the reporting unit exceeded its carrying value, resulting in no impairment of goodwill.

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
The income approach of determining fair value is based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our business. The market approach of determining fair value is generally based on comparable market multiples for companies engaged in similar businesses, as well as recent transactions within our industry.
Intangible Assets
Our intangible assets subject to amortization consist primarily of customer relationships and favorable leases.
We review long-lived assets to be held-and-used, including tangible assets and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired if the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. We estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. We amortize intangible assets on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. The estimated useful life for intangible assets at December 31, 2025 is 14 to 25 years.
Accrued Expenses
The components of accrued expenses as of December 31, 2025 and 2024 are as follows:

	As of December 31,
(In millions)	2025	2024
Accrued salaries and wages	$244	$273
Accrued transportation and facility charges	218	184
Accrued insurance claims	109	88
Accrued taxes	106	93
Other accrued expenses	83	70
Total accrued expenses	$760	$708
Self-Insurance
We use a combination of self-insurance programs and purchased insurance to provide for the costs of medical, casualty, liability, vehicular, cargo, workers’ compensation, cyber risk and property claims. We periodically evaluate our level of insurance coverage and adjust our insurance levels based on risk tolerance, premium expense, and insurance availability.
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
Stockholders’ Equity
Shares purchased under our share repurchase program are retired upon settlement. We charge any excess of cost over par value to Additional paid-in capital if a balance is present. If Additional paid-in capital is fully depleted, any remaining excess of cost over par value will be charged to Retained earnings.
Accumulated Other Comprehensive Income (Loss)
The components of and changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, for the years ended December 31, 2025 and 2024, are as follows:

(In millions)	Foreign Currency Translation Adjustments	Derivative Hedges	Defined Benefit Plans Liability	AOCI Attributable to XPO
As of December 31, 2023	$(91)	$(2)	$(124)	$(217)
Other comprehensive income (loss)	(7)	3	(16)	(20)
Amounts reclassified from AOCI	(9)	(1)	1	(9)
Net current period other comprehensive income (loss)	(16)	2	(15)	(29)
As of December 31, 2024	(107)	—	(139)	(246)
Other comprehensive income	49	1	18	68
Amounts reclassified from AOCI	(10)	(2)	3	(9)
Net current period other comprehensive income (loss)	39	(1)	21	59
As of December 31, 2025	$(68)	$(1)	$(118)	$(187)
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
As of December 31, 2025 and 2024, our income tax receivable included in Other current assets on our Consolidated Balance Sheets was $53 million and $77 million, respectively.
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of December 31, 2025 and 2024 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and a cash deposit for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
December 31, 2025	$285	$285	$285
December 31, 2024	205	205	205
We measure Level 1 equity investments at fair value on a recurring basis using quoted prices in active markets. We have no equity investments as of December 31, 2025, and, as of December 31, 2024, the value of our equity investment, reflected within Other current assets on our Consolidated Balance Sheets, was not material. During the year ended December 31, 2024, we recognized a gain on equity investments of $13 million in Other income on our Consolidated Statements of Income, while there was no material gain on equity investments in 2025.
For information on the fair value hierarchy of our derivative instruments, financial liabilities and defined benefit pension plan assets, see Note 10—Derivative Instruments, Note 11—Debt and Note 12—Employee Benefit Plans, respectively.
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
Adoption of New Accounting Standard
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” In developing forecasts as part of estimating expected credit losses, the ASU allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. We early adopted this standard in the fourth quarter of 2025, and it did not have a material impact on our financial statements.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU modifies income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliations and (ii) the disclosure of income taxes paid disaggregated by jurisdiction, among other requirements. We adopted this standard on a retrospective basis for the 2025 annual period. The impact is limited to financial statement disclosures. See Note 15 —Income Taxes.
Accounting Pronouncements Issued but Not Yet Effective
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities.” This ASU provides recognition, measurement and presentation guidance for government grants received by business entities and is effective for annual and interim periods beginning in 2029. Early adoption is permitted. We are currently evaluating the impact of the new standard.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” The ASU updates the guidance on accounting for internal-use software costs by (i) removing all references to software development stages, and (ii) requiring that an entity capitalize software costs when both management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual and interim periods beginning in 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard.
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
In our European Transportation segment, we serve an extensive base of customers within the consumer, trade and industrial markets. We offer dedicated truckload, LTL, full truckload brokerage, warehousing, managed transportation, last mile, freight forwarding, and multimodal solutions.
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

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Year Ended December 31, 2025
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,832	$3,324	$—	$8,157
Salaries, wages and employee benefits	2,520	888	15	3,424
Purchased transportation	123	1,539	—	1,662
Fuel, operating expenses and supplies	885	686	1	1,571
Operating taxes and licenses	67	17	—	83
Insurance and claims	111	55	1	167
Gains on sales of property and equipment	(9)	(8)	—	(17)
Pension (income) expense	(6)	1	—	(6)
Other (income) expense	—	1	(1)	—
Adjusted EBITDA	$1,142	$147	$(16)	$1,272

	Year Ended December 31, 2024
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,899	$3,173	$—	$8,072
Salaries, wages and employee benefits	2,515	846	16	3,377
Purchased transportation	248	1,454	—	1,701
Fuel, operating expenses and supplies	928	661	—	1,589
Operating taxes and licenses	65	15	—	80
Insurance and claims	80	51	3	134
Gains on sales of property and equipment	(27)	(14)	—	(40)
Pension (income) expense	(25)	1	—	(25)
Other (income) expense	—	1	(12)	(12)
Adjusted EBITDA	$1,115	$158	$(7)	$1,266

	Year Ended December 31, 2023
(in millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,671	$3,073	$—	$7,744
Salaries, wages and employee benefits	2,346	795	18	3,159
Purchased transportation	366	1,394	—	1,760
Fuel, operating expenses and supplies	956	661	6	1,623
Operating taxes and licenses	48	12	—	60
Insurance and claims	102	59	6	167
(Gains) losses on sales of property and equipment	8	(13)	—	(5)
Pension (income) expense	(17)	—	—	(17)
Other (income) expense	(2)	2	1	1
Adjusted EBITDA	$864	$163	$(31)	$996
(1)    Primarily represents unallocated corporate costs, as well as investment income of approximately $13 million within Other (income) expense in 2024.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated income from continuing operations:

	Years Ended December 31,
(in millions)	2025	2024	2023
Adjusted EBITDA
North American LTL	$1,142	$1,115	$864
European Transportation	147	158	163
Corporate	(16)	(7)	(31)
Total Adjusted EBITDA	1,272	1,266	996
Less:
Debt extinguishment loss	6	—	25
Interest expense	219	223	168
Income tax provision	121	86	68
Depreciation and amortization expense	521	490	432
Pre-Con-way acquisition environmental matter (1)	35	—	—
Legal matters (2)	(13)	—	8
Transaction and integration costs	8	53	58
Restructuring costs	59	27	44
Other	—	—	1
Income from continuing operations	$316	$387	$192
(1)    Relates to environmental and product liability claims involving a former subsidiary of Con-way, which was sold prior to XPO's acquisition of Con-way in 2015.
(2)    In 2025, reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015. For 2023, see Note 17— Commitments and Contingencies for further information on the California Environmental Matters.
The following table presents depreciation and amortization expense by segment:

	Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation and amortization expense
North American LTL	$381	$346	$291
European Transportation	136	140	136
Corporate	4	4	5
Total	$521	$490	$432
As of December 31, 2025 and 2024, we held long-lived tangible assets outside of the U.S., including right of use assets, of $844 million and $715 million, respectively.

4. Revenue Recognition
Disaggregation of Revenues
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Year Ended December 31, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,726	$—	$4,726
North America (excluding United States)	106	—	106
France	—	1,305	1,305
United Kingdom	—	1,142	1,142
Europe (excluding France and United Kingdom)	—	877	877
Total	$4,832	$3,324	$8,157

	Year Ended December 31, 2024
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,792	$—	$4,792
North America (excluding United States)	107	—	107
France	—	1,277	1,277
United Kingdom	—	1,023	1,023
Europe (excluding France and United Kingdom)	—	873	873
Total	$4,899	$3,173	$8,072

	Year Ended December 31, 2023
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,572	$—	$4,572
North America (excluding United States)	99	—	99
France	—	1,291	1,291
United Kingdom	—	905	905
Europe (excluding France and United Kingdom)	—	877	877
Total	$4,671	$3,073	$7,744

5. Restructuring Charges
We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. These actions primarily relate to business optimization initiatives and generally include severance and facility-related costs, including impairment of lease assets, as well as contract termination costs, and are intended to improve our efficiency and profitability.
Our restructuring-related activity was as follows:

		Year Ended December 31, 2025
(In millions)	Reserve Balance as of December 31, 2024	Charges Incurred	Payments	Foreign Exchange and Other	Reserve Balance as of December 31, 2025
Severance
North American LTL	$3	$4	$(5)	$—	$1
European Transportation	1	21	(19)	—	3
Corporate	1	10	(4)	—	7
Total	$5	$35	$(28)	$(1)	$11
In addition to the severance charges noted in the table above, we recorded restructuring-related charges in our North American LTL segment, European Transportation segment and Corporate of $1 million, $6 million and $16 million, respectively, during 2025, which are primarily non-cash.
We expect that the majority of the cash outlays related to the severance charges incurred in 2025 will be completed within 12 months.

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

6. Property and Equipment

	December 31,
(In millions)	2025	2024
Property and equipment
Land	$920	$879
Buildings and leasehold improvements	1,017	874
Vehicles, tractors and trailers	3,033	2,746
Machinery and equipment	330	291
Computer software and equipment	724	633
	6,024	5,422
Less: accumulated depreciation and amortization	(2,360)	(2,019)
Total property and equipment, net	$3,664	$3,402
Net book value of capitalized internally-developed software included in property and equipment, net	$100	$112
Depreciation of property and equipment and amortization of computer software was $467 million, $432 million and $376 million for the years ended December 31, 2025, 2024 and 2023, respectively.
7. Leases
Most of our leases are real estate leases. In addition, we lease trucks, trailers and material handling equipment.
The components of our lease expense were as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Operating lease cost	$225	$213	$199
Short-term lease cost	38	39	47
Variable lease cost	25	33	27
Total operating lease cost	$288	$285	$273
Finance lease cost:
Amortization of leased assets	$60	$61	$59
Interest on lease liabilities	8	8	6
Total finance lease cost	$68	$69	$65
Total lease cost	$356	$354	$338

Supplemental balance sheet information related to leases was as follows:

	December 31,
(In millions)	2025	2024
Operating leases:
Operating lease assets	$777	$727

Short-term operating lease liabilities	$166	$127
Operating lease liabilities	611	603
Total operating lease liabilities	$777	$730
Finance leases:
Property and equipment, gross	$471	$408
Accumulated depreciation	(235)	(205)
Property and equipment, net	$236	$203

Short-term borrowings and current maturities of long-term debt	$54	$52
Long-term debt	195	158
Total finance lease liabilities	$248	$210
Weighted-average remaining lease term:
Operating leases	6 years	7 years
Finance leases	7 years	8 years
Weighted-average discount rate:
Operating leases	5.46%	5.47%
Finance leases	3.88%	3.69%
Supplemental cash flow information related to leases was as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$247	$216	$201
Operating cash flows for finance leases	8	8	6
Financing cash flows for finance leases	63	72	68
Leased assets obtained in exchange for new lease obligations:
Operating leases	220	207	118
Finance leases	80	47	94
Net operating lease activity, including the reduction of the operating lease asset and the accretion of the operating lease liability, are reflected in operating activities on our Consolidated Statements of Cash Flows.

Maturities of lease liabilities as of December 31, 2025 were as follows:

(In millions)	Finance Leases	Operating Leases
2026	$62	$204
2027	59	188
2028	46	145
2029	36	105
2030	28	78
Thereafter	63	220
Total lease payments	294	941
Less: interest	(45)	(163)
Present value of lease liabilities	$248	$777
As of December 31, 2025, we had additional operating leases that have not yet commenced with future undiscounted lease payments of $75 million. These operating leases will commence in 2026 with initial lease terms of 4 years to 15 years.
8. Goodwill

(In millions)	North American LTL	European Transportation (1)	Total
Goodwill as of December 31, 2023	$726	$772	$1,498
Impact of foreign exchange translation	—	(37)	(37)
Goodwill as of December 31, 2024	726	735	1,461
Impact of foreign exchange translation	—	85	85
Goodwill as of December 31, 2025	$726	$820	$1,547
(1)    European Transportation goodwill balances presented above are net of $64 million accumulated impairment losses.
As described in Note 2—Significant Accounting Policies, we recorded no impairment losses in 2025, 2024 and 2023.
9. Intangible Assets

	December 31, 2025		December 31, 2024
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangibles
Customer relationships	$825	$574	$795	$497
Favorable leases	65	5	65	3
Total	$891	$580	$860	$499
We did not recognize any impairment of our identified intangible assets in 2025, 2024 and 2023.

Estimated future amortization expense for amortizable intangible assets for the next five years is as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Estimated amortization expense	$59	$59	$46	$36	$36	$75
Actual amounts of amortization expense may differ from estimated amounts due to changes in foreign currency exchange rates, additional intangible asset acquisitions, future impairment of intangible assets, accelerated amortization of intangible assets and other events.
Intangible asset amortization expense was $58 million, $57 million and $54 million for the years ended December 31, 2025, 2024 and 2023, respectively.
10. Derivative Instruments
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	December 31, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(32)
Cross-currency swap agreements	369	Other long-term liabilities	—	Other long-term liabilities	(44)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(2)
Total			$—		$(78)

	December 31, 2024
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$652	Other long-term assets	$7	Other long-term liabilities	$(5)
Interest rate swaps	200	Other current assets	—	Other current liabilities	—
Total			$7		$(5)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices such as foreign exchange rates and yield curves.

The effect of derivative and nonderivative instruments designated as hedges on our Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivatives			Amount of Gain Reclassified from AOCI into Net Income			Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Years Ended December 31,
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Derivatives designated as cash flow hedges
Interest rate swaps	$(2)	$2	$(1)	$2	$1	$3	$—	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	(79)	36	(21)	—	—	—	10	9	9
Total	$(81)	$38	$(22)	$2	$1	$3	$10	$9	$9
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
During 2023, we received approximately $2 million related to cross-currency swaps that were settled during the period. The fair value adjustments related to these swaps remain in AOCI and partially offset foreign currency translation adjustment losses on our net investments in foreign subsidiaries. The proceeds were included in Cash flows from investing activities of continuing operations on our Consolidated Statements of Cash Flows.
Interest Rate Hedging
We execute short-term interest rate swaps to mitigate variability in forecasted interest payments on our Refinancing Term Loan Facilities (defined below). The interest rate swaps convert floating-rate interest payments into fixed rate interest payments. We designated the interest rate swaps as qualifying hedging instruments and account for these derivatives as cash flow hedges. Our outstanding interest rate swaps mature in the fourth quarter of 2026.
We record gains and losses resulting from fair value adjustments to the designated portion of interest rate swaps in AOCI and reclassify them to Interest expense on the dates that interest payments accrue. Cash flows related to the interest rate swaps are included in Cash flows from operating activities of continuing operations on our Consolidated Statements of Cash Flows.

11. Debt

	December 31, 2025		December 31, 2024
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$985	$978	$1,100	$1,089
6.25% senior secured notes due 2028	830	825	830	823
7.125% senior notes due 2031	450	446	450	445
7.125% senior notes due 2032	585	577	585	576
6.70% senior debentures due 2034	300	230	300	225
Finance leases, asset financing and other	257	257	228	228
Total debt	3,407	3,313	3,493	3,387
Short-term borrowings and current maturities of long-term debt	60	60	62	62
Long-term debt	$3,347	$3,253	$3,431	$3,325
The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
December 31, 2025	$3,499	$2,254	$1,246
December 31, 2024	3,541	2,223	1,318
We valued Level 1 debt using quoted prices in active markets and Level 2 debt using bid evaluation pricing models. The fair value of the asset financing arrangements approximates carrying value as the debt is primarily issued at a floating rate, the debt may be prepaid at any time at par without penalty, and the remaining life of the debt is short-term in nature.
Our principal payment obligations on debt (excluding finance leases and asset financing) for the next five years and thereafter was as follows:

(In millions)	2026	2027	2028	2029	2030	Thereafter
Principal payments on debt	$—	$—	$1,415	$—	$—	$1,735
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
As of December 31, 2025, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
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

The Revolving Credit Facility is secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions, and contains representations and warranties, affirmative and negative covenants, and events of default customary for agreements of this nature. Security interests and certain covenants under the Revolving Credit Agreement will release, terminate or be amended upon, among other things, the Company’s achievement of investment grade ratings from at least two rating agencies. As of December 31, 2025, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
In 2020, we entered into a $200 million uncommitted secured evergreen letter of credit facility. The letter of credit facility had an initial one-year term, which automatically renews with one-year terms until the letter of credit facility terminates. As of December 31, 2025, we have $133 million in aggregate face amount of letters of credit outstanding under the facility.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan Credit Agreement”). Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million in the first quarter of 2025 due to this refinancing.
In the second half of 2025, we used cash on hand to repay $115 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.
The Refinancing Term Loan Facilities bear interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term SOFR plus (i) in the case of ABR Loans, 0.75% or, (ii) in the case of Term SOFR Loans, 1.75%, which shall be reduced by 0.25% upon the achievement of a Consolidated First Lien Net Leverage Ratio (as defined in the Amended Term Loan Credit Agreement) of less than or equal to 1.21 to 1.00. The Refinancing Term Loan Facilities are secured by a lien on substantially all of our assets and the assets of our guarantors, with certain exceptions.
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
The weighted average interest rate of our term loans was approximately 5.4% as of December 31, 2025.
Senior Notes
In December 2023, we completed the private placement of $585 million aggregate principal amount of senior notes due 2032 (the “Senior Notes due 2032”), which mature on February 1, 2032 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears. These notes were issued at par.
In May 2023, we completed private placements of $830 million aggregate principal amount of senior secured notes due 2028 (the “Senior Secured Notes due 2028”) and $450 million aggregate principal amount of senior notes due 2031 (the “Senior Notes due 2031”). The Senior Secured Notes due 2028 mature on June 1, 2028 and bear interest at a rate of 6.25% per annum. The Senior Notes due 2031 mature on June 1, 2031 and bear interest at a rate of 7.125% per annum. Interest is payable semi-annually in cash in arrears. These notes were issued at par.
The senior notes are guaranteed by each of our direct and indirect wholly-owned restricted subsidiaries (other than certain excluded subsidiaries) that are obligors under, or guarantee obligations under, our existing secured Revolving Credit Facility or the Amended Term Loan Credit Agreement (or certain replacements thereof) or guarantee certain of our other indebtedness.

The Senior Secured Notes due 2028 and the guarantees thereof are secured by substantially all of our assets and our guarantors equally and ratably with the indebtedness under the Amended Term Loan Credit Agreement (subject to permitted liens and certain other exceptions). All other senior notes and the guarantees thereof are unsecured, unsubordinated indebtedness for us and our guarantors.
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
12. Employee Benefit Plans
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
Funded Status of Defined Benefit Pension Plans
The reconciliation of the changes in the plans’ projected benefit obligations as of December 31 was as follows:

(In millions)	2025	2024
Projected benefit obligation at beginning of year	$1,338	$1,466
Interest cost	68	72
Plan amendment	—	(3)
Actuarial (gain) loss	27	(59)
Benefits paid	(104)	(137)
Projected benefit obligation at end of year	$1,329	$1,338
The actuarial loss in 2025 was a result of assumption changes, including a decrease in the discount rate and other assumptions for plan participants. The actuarial gain in 2024 was a result of assumption changes, including an increase in the discount rate and other assumptions for plan participants.

The reconciliation of the changes in the fair value of plan assets as of December 31 was as follows:

(In millions)	2025	2024
Fair value of plan assets at beginning of year	$1,392	$1,507
Actual return on plan assets	130	17
Employer contributions to non-qualified plans	5	5
Benefits paid	(104)	(137)
Fair value of plan assets at end of year	$1,423	$1,392
The funded status of the plans as of December 31 was as follows:

(In millions)	2025	2024
Funded status at end of year	$93	$54
Amount recognized in balance sheet:
Long-term assets	$142	$104
Current liabilities	(5)	(5)
Long-term liabilities	(44)	(45)
Net pension asset recognized	$93	$54
Plans with projected and accumulated benefit obligation in excess of plan assets:
Projected and accumulated benefit obligation (1)	$49	$50
(1)    Relates to our non-qualified plans which are unfunded.
The funded status of our qualified plans and non-qualified plans was $142 million and $(49) million, respectively, as of December 31, 2025.
The actuarial loss included in AOCI that has not yet been recognized in net periodic benefit expense was $167 million and $195 million as of December 31, 2025 and 2024, respectively.
The net periodic benefit cost and amounts recognized in Other comprehensive income (loss) for the years ended December 31 was as follows:

(In millions)	2025	2024	2023
Net periodic benefit income:
Interest cost	$68	$72	$74
Expected return on plan assets	(77)	(98)	(92)
Amortization of actuarial loss	3	1	—
Net periodic benefit income	$(6)	$(25)	$(18)
Amounts recognized in Other comprehensive income (loss):
Actuarial loss (gain)	$(26)	$23	$32
Prior-service cost	—	(3)	—
Amortization of actuarial loss	(3)	(1)	—
Loss (gain) recognized in Other comprehensive income (loss)	$(28)	$19	$32

The weighted-average assumptions used to determine the net periodic benefit costs and benefit obligations for the year ended December 31 were as follows:

	Qualified Plans			Non-Qualified Plans
	2025	2024	2023	2025	2024	2023
Discount rate - net periodic benefit costs	5.33%	5.08%	5.36%	4.99% - 5.25%	5.02% - 5.05%	5.26% - 5.33%
Discount rate - benefit obligations	5.40%	5.63%	5.15%	4.60% - 5.20%	5.21% - 5.55%	4.98% - 5.12%
Expected long-term rate of return on plan assets	5.75%	6.75%	6.40%
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

(In millions)	2026	2027	2028	2029	2030	2031-2035
Expected benefit payments	$110	$109	$109	$108	$107	$511
Plan Assets
We manage the assets in the U.S. plans using a long-term liability-driven investment strategy that seeks to mitigate the funded status volatility by increasing participation in fixed income investments as the plan’s funded status increases. We developed this strategy by analyzing a variety of diversified asset-class combinations with the projected liabilities.
Our current investment strategy is to achieve an investment mix of approximately 95% in fixed income securities and 5% of investments in equity securities. The fixed income allocation consists primarily of domestic fixed income securities and targets to hedge approximately 100% of projected liabilities. The target allocations for equity securities includes approximately 60% in U.S. equities and approximately 40% in non-U.S. equities. Investments in equity and fixed income securities consist of individual securities held in managed separate accounts and commingled investment funds. Generally, our investment strategy does not include an allocation to cash and cash equivalents, but a cash allocation may arise periodically in response to timing considerations regarding contributions, investments, and the payment of benefits and eligible plan expenses. We periodically evaluate our defined benefit plans’ asset portfolios for significant concentrations of risk. Types of investment concentration risks that are evaluated include concentrations in a single issuer, specific security, asset class, credit rating, duration, industry/sector, currency, foreign country or individual fund manager. As of December 31, 2025, our defined benefit plan assets had no significant concentrations of risk.
Our investment policy does not allow investment managers to use market-timing strategies or financial derivative instruments for speculative purposes, but financial derivative instruments are used to manage risk and achieve stated investment objectives for duration, yield curve, credit, foreign exchange and equity exposures. Generally, our investment managers are prohibited from short selling, trading on margin, and trading commodities, warrants or other options, except when acquired as a result of the purchase of another security, or in the case of options, when sold as part of a covered position.
The assumption of 5.75% for the overall expected long-term rate of return on plan assets in 2025 was developed using asset allocation and return expectations. The return expectations are created using long-term historical and expected returns for the various asset classes and current market expectations for inflation, interest rates and economic growth.

The fair values of investments held in the qualified pension plans by major asset category as of December 31, 2025 and 2024, and the percentage that each asset category comprises of total plan assets were as follows:

(Dollars in millions)	Level 1	Level 2	Not Subject to Leveling (1)	Total	Percentage of Plan Assets
December 31, 2025
Cash and cash equivalents	$28	$—	$—	$28	2.0%
Equity:
U.S.	—	43	—	43	3.0%
International	—	31	—	31	2.2%
Fixed income securities	243	943	119	1,305	91.7%
Derivatives	—	16	—	16	1.1%
Total plan assets	$271	$1,033	$119	$1,423	100.0%
December 31, 2024
Cash and cash equivalents	$20	$—	$—	$20	1.4%
Equity:
U.S. large companies	—	56	—	56	4.0%
U.S. small companies	—	14	—	14	1.0%
International	20	27	7	54	3.9%
Fixed income securities	279	956	6	1,241	89.1%
Derivatives	—	8	—	8	0.6%
Total plan assets	$319	$1,059	$14	$1,392	100.0%
(1)    Investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total defined benefit pension plan assets.
For the periods ended December 31, 2025 and 2024, we had no investments held in the pension plans within Level 3 of the fair value hierarchy. Our common stock was not a plan asset as of December 31, 2025 or 2024. The non-qualified plans are unfunded.
Funding
Our funding practice is to evaluate our tax and cash position, and the funded status of our plans, in determining our planned contributions. We estimate that we will contribute $5 million to our non-qualified plans in 2026 but this could change based on variations in interest rates, asset returns and other factors.
Defined Contribution Retirement Plans
Our costs for defined contribution retirement plans were $59 million, $58 million and $55 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Postretirement Medical Plan
We provide health benefits through a postretirement medical plan for eligible employees hired before 1993 (the “Postretirement Plan”).

Funded Status of Postretirement Medical Plan
The reconciliation of the changes in the plan’s benefit obligation and the determination of the amounts recognized on our Consolidated Balance Sheets were as follows:

	As of December 31,
(In millions)	2025	2024
Projected benefit obligation at beginning of year	$26	$28
Interest cost on projected benefit obligation	1	1
Actuarial gain	—	(1)
Participant contributions	1	1
Benefits paid	(3)	(3)
Projected and accumulated benefit obligation at end of year	$24	$26
Funded status of the plan	$(24)	$(26)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(3)	$(3)
Long-term liabilities	(22)	(23)
Net amount recognized	$(24)	$(26)
Discount rate assumption as of December 31	5.22%	5.54%
The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $5 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2025. The amount included in AOCI that has not yet been recognized in net periodic benefit income (expense) was $7 million and the net periodic benefit expense was less than $1 million for the Postretirement Plan for the year ended December 31, 2024. The discount rates assumptions used to calculate the interest cost were 5.23% - 5.64%, 5.04% - 5.10% and 5.32% - 5.41% for the years ended December 31, 2025, 2024 and 2023, respectively.
Expected benefit payments, which reflect expected future service, as appropriate, for the years ended December 31 are summarized below. These estimates are based on assumptions about future events. Actual benefit payments may vary from these estimates.

(In millions)	2026	2027	2028	2029	2030	2031-2035
Expected benefit payments	$3	$3	$3	$2	$2	$10
13. Stockholders’ Equity
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
During 2025, we repurchased 954 thousand shares of common stock with an aggregate value of $125 million at an average price of $130.96 per share. The share repurchases were funded by cash on hand. There were no share repurchases in 2024 and 2023. As of December 31, 2025, our remaining share repurchase authorization was $625 million.
14. Stock-Based Compensation
We grant various types of stock-based compensation awards to directors, officers and key employees under our 2016 incentive plan. These awards have included stock options, restricted stock, restricted stock units, performance-based units, cash incentive awards and other equity-related awards (collectively, “Awards”).
The 2016 incentive plan authorizes the issuance of up to 11.4 million shares of our common stock as Awards. The 2016 incentive plan will terminate on May 18, 2032, unless terminated earlier by our Board of Directors. As of December 31, 2025, approximately 2.6 million shares of our common stock were available for the grant of Awards under the 2016 incentive plan.
Our stock-based compensation expense is recorded in Salaries, wages and employee benefits, Transaction and integration costs or Restructuring costs on our Consolidated Statements of Income:

	Years ended December 31,
(In millions)	2025	2024	2023
Restricted stock and restricted stock units	$47	$55	$52
Performance-based restricted stock units	29	32	26
Total stock-based compensation expense	$77	$87	$78
Tax benefit on stock-based compensation	$(12)	$(13)	$(1)
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
Upon vesting, we generally withhold a portion of the shares of our common stock to satisfy the employee’s minimum tax withholdings. Cash paid for tax withholdings is reflected in financing activities on our Consolidated Statements of Cash Flows.
We estimate the fair value of PSUs subject to market-based vesting conditions using a Monte Carlo simulation lattice model, utilizing several key assumptions, including expected Company and peer company share price volatility, correlation coefficients between peers and the Company, the risk-free rate of return and other award design features. For 2025 PSU grants, we assumed share price volatility of 47.58% and a risk-free rate of return of 3.89%.

A summary of RSU and PSU award activity for the year ended December 31, 2025 is presented below:

	RSUs		PSUs
	Number of RSUs	Weighted-Average Grant Date Fair Value	Number of PSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2024 (1)	846,678	$58.10	1,404,436	$54.77
Granted	236,149	114.31	284,825	120.38
Net adjustment for performance condition achieved (2)	—	—	205,823	33.74
Vested (3)	(491,100)	53.37	(730,651)	36.49
Forfeited and canceled	(60,780)	73.94	(10,986)	100.63
Outstanding as of December 31, 2025 (1)	530,947	$85.66	1,153,447	$78.37
(1)    With respect to our PSUs, the outstanding balance reflects the number of shares to be issued based on the performance target.
(2)    Represents an adjustment in the number of PSUs granted based on the final performance achieved upon vesting, generally ranging from 0% to 200% of target.
(3)    The number of RSUs and PSUs vested includes the portion withheld to satisfy employee tax withholdings.
The weighted-average grant date fair value of RSUs granted during the years 2025, 2024 and 2023 was $114.31, $117.94 and $38.65, respectively. The weighted-average grant date fair value of PSUs granted during the years 2025, 2024 and 2023 was $120.38, $117.81 and $44.07, respectively.
The total fair value of RSUs that vested during 2025, 2024 and 2023 was $56 million, $244 million and $23 million, respectively. All of the outstanding RSUs as of December 31, 2025 vest subject to service conditions.
The total fair value of PSUs that vested during 2025, 2024 and 2023 was $105 million, $3 million and $27 million, respectively. Of the outstanding PSUs as of December 31, 2025, 107,468 vest subject to service and performance conditions, 907,615 vest subject to service and a combination of market or performance conditions and 138,364 vest subject to service and market conditions.
As of December 31, 2025, unrecognized compensation cost related to non-vested RSUs and PSUs of $70 million is anticipated to be recognized over a weighted-average period of approximately 1.82 years.
Employee Stock Purchase Plan
During the first quarter of 2023, the Compensation and Human Capital Committee of the Board of Directors approved the suspension of our previous employee stock purchase plan, effective after the completion of the March 2023 offering period. There was no stock-based compensation expense recognized under this plan as it was non-compensatory.
During 2024, the Compensation and Human Capital Committee of the Board of Directors approved the reinstatement of our employee stock purchase plan, with the first offering period commencing on December 1, 2024. Our current employee stock purchase plan offers eligible employees, excluding our executive officers and directors, the right to purchase our common stock using up to 10% of each employee’s compensation. Shares are purchased at 10% below fair market value on the last trading day of each six-month offering period. The plan authorized the purchase of up to five million shares of our common stock, which is incremental to the shares authorized under the 2016 incentive plan as discussed above. The plan will terminate in October 2027, unless terminated earlier by our Board of Directors. We recognize stock-based compensation expense related to the plan over the offering period as the plan is compensatory. Compensation expense related to the plan was immaterial in 2025 and 2024. At December 31, 2025 and 2024, approximately four million shares of our common stock were available for purchase under the plan.

15. Income Taxes
Income (loss) from continuing operations before taxes related to our U.S. and foreign operations was as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
U.S.	$456	$486	$286
Foreign	(19)	(13)	(26)
Income from continuing operations before income tax provision	$437	$473	$260
The income tax provision is comprised of the following:

	Years Ended December 31,
(In millions)	2025	2024	2023
Current:
U.S. Federal	$2	$8	$25
State	4	6	6
Foreign	17	15	6
Total current income tax provision (benefit)	$22	$29	$37
Deferred:
U.S. Federal	$94	$56	$38
State	10	7	3
Foreign	(5)	(6)	(10)
Total deferred income tax provision	$99	$57	$31
Total:
U.S. Federal	$96	$64	$63
State	14	13	9
Foreign	11	9	(4)
Total income tax provision	$121	$86	$68

The effective tax rate reconciliations were as follows:

	Years Ended December 31,
(Dollars in millions)	2025		2024		2023
US federal statutory income tax rate	$92	21.0%	$99	21.0%	$54	21.0%
Domestic state and local taxes, net of federal effect (1)	11	2.5	11	2.3	7	2.7
Foreign Tax Effects
France
Changes in valuation allowances	4	1.0	7	1.4	1	0.2
Other	3	0.7	4	0.8	2	0.7
Spain
Changes in valuation allowances	8	1.8	—	—	—	—
Other	(2)	(0.4)	(2)	(0.4)	(1)	(0.3)
Other foreign jurisdictions	3	0.6	3	0.6	(1)	(0.3)
Effect of Cross-Border Tax Laws
Global intangible low-taxed income	—	—	9	1.8	—	(0.1)
Other	1	0.2	—	—	(2)	(0.6)
Nontaxable or Nondeductible Items
Non-deductible compensation	11	2.6	15	3.1	13	5.0
Other	1	0.1	—	0.1	1	0.2
Changes in Unrecognized Tax Benefits	—	—	—	0.1	(3)	(1.1)
Tax Credits
Foreign Tax Credits	(6)	(1.4)	(3)	(0.5)	—	—
Other	(2)	(0.5)	(2)	(0.3)	(2)	(0.7)
Other Adjustments
Stock-based compensation	(5)	(1.1)	(6)	(1.2)	—	(0.2)
Benefit from legal entity reorganization (2)	—	—	(50)	(10.5)	—	—
Other adjustments	2	0.5	—	(0.1)	(1)	(0.6)
Effective tax rate	$121	27.8%	$86	18.1%	$68	26.0%
(1)    State taxes in California, Wisconsin, Massachusetts, Illinois, Michigan, and Georgia made up the majority (greater than 50%) of the tax effect in this category.
(2)    During the second quarter of 2024, the Company executed a legal entity reorganization in our European Transportation business that resulted in a one-time tax benefit of $41 million in 2024. The impact of this benefit is reflected in the table within Domestic state and local taxes ($3 million benefit), Foreign tax effects ($5 million expense), Effect of cross-border laws ($9 million expense), Tax credits ($2 million benefit), and Other adjustments ($50 million benefit). As previously disclosed, we expect the legal entity reorganization in our European Transportation business to generate a net cash refund of approximately $45 million. In 2024, we made tax payments of $7 million and in 2025 we received a cash refund of $49 million. We expect to receive the remaining $3 million cash refund in 2026.

Components of the Net Deferred Tax Asset or Liability
The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability were as follows:

	Years Ended December 31,
(In millions)	2025	2024
Deferred tax asset
Net operating loss and other tax attribute carryforwards	$63	$33
Accrued expenses	49	75
Other	44	24
Total deferred tax asset	156	132
Valuation allowance	(54)	(26)
Total deferred tax asset, net	102	106
Deferred tax liability
Intangible assets	(79)	(80)
Property and equipment	(454)	(384)
Pension and other retirement obligations	(7)	—
Other	(31)	(25)
Total deferred tax liability	(571)	(489)
Net deferred tax liability	$(470)	$(382)
The deferred tax asset and deferred tax liability above are reflected on our Consolidated Balance Sheets as follows:

	December 31,
(In millions)	2025	2024
Other long-term assets	$12	$11
Deferred tax liability	(482)	(393)
Net deferred tax liability	$(470)	$(382)
Operating Loss and Tax Credit Carryforwards
Our operating loss and tax credit carryforwards were as follows:

		December 31,
(In millions)	Expiration Date	2025	2024
Tax effect (before federal benefit) of state net operating losses	Various times starting in 2026 (1)	$6	$5
Federal tax credit carryforwards	Various times starting in 2033	2	—
State tax credit carryforward	Various times starting in 2026 (1)	1	1
Foreign net operating losses available to offset future taxable income	Various times starting in 2026 (1)	211	109
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
The balances and activity related to our valuation allowance were as follows:

(In millions)	Beginning Balance	Additions	Reductions	Ending Balance
Year Ended December 31, 2025	$26	$29	$(1)	$54
Year Ended December 31, 2024	18	9	(1)	26
Year Ended December 31, 2023	35	1	(18)	18
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$3	$4	$6
Additions for tax positions of prior years	—	—	2
Settlements with tax authorities	—	(1)	—
Reductions due to the statute of limitations	—	—	(4)
Ending balance	$3	$3	$4
Interest and penalties	3	2	2
Gross unrecognized tax benefits	$6	$5	$6
Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of the end of the year	$6	$5	$6
We are subject to taxation in the United States and various state and foreign jurisdictions. As of December 31, 2025, we have three tax years under examination by the IRS. We have various U.S. state and local examinations and non-U.S. examinations in process. The U.S. federal tax returns after 2021, state and local returns after 2018, and non-U.S. returns after 2016 are open under relevant statutes of limitations and are subject to audit.
Cash Paid (Received) for Income Taxes
Cash paid (received) for income taxes is comprised of the following:

	Years Ended December 31,
(In millions)	2025	2024	2023
U.S. Federal	$(28)	$65	$21
U.S. State and Local	9	13	4
Foreign
United Kingdom	5	6	3
Canada	4	*	3
France	2	*	*
Other	5	6	3
Total Foreign	15	12	10
Total cash paid (received) for income taxes, net of refunds	$(4)	$90	$34
*Jurisdiction below the threshold for separate disclosure for the period presented. Cash paid (received) included in Other.

In July 2025, the One Big Beautiful Bill Act was signed into law. The legislation includes modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions including 100% bonus depreciation for qualified property placed in service after January 19, 2025, immediate expensing of domestic research and experimental costs, and business interest expense limitations. We recognized the effects of the legislation in 2025 for the provisions currently enacted, which increased our deferred tax liability and reduced our federal income tax liability and related tax payments for 2025. We anticipate similar impacts in future years with no significant impact on our annual effective tax rate.
16. Earnings (Loss) Per Share
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
The computations of basic and diluted earnings per share were as follows:

	Years Ended December 31,
(In millions, except per share data)	2025	2024	2023
Net income from continuing operations	$316	$387	$192
Net loss from discontinued operations	—	—	(3)
Net income	$316	$387	$189

Basic weighted-average common shares	118	116	116
Dilutive effect of stock-based awards	2	4	2
Diluted weighted-average common shares	119	120	118

Basic earnings from continuing operations per share	$2.69	$3.33	$1.66
Basic loss from discontinued operations per share	—	—	(0.02)
Basic earnings per share	$2.69	$3.33	$1.64

Diluted earnings from continuing operations per share	$2.64	$3.23	$1.62
Diluted loss from discontinued operations per share	—	—	(0.02)
Diluted earnings per share	$2.64	$3.23	$1.60

17. Commitments and Contingencies
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025, such that the information required to be included in our SEC reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to XPO, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an audit report, which is included elsewhere within this Annual Report, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 of Part III of Form 10-K (other than certain information required by Item 401 of Regulation S-K with respect to our executive officers, which is provided under Item 1, “Business” of Part I of this Annual Report) will be set forth in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
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
We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by directors, officers and employees of the company (including its subsidiaries), and other covered individuals. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and information regarding securities authorized for issuance under equity compensation plans, will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor ID: 185.
The information required by Item 14 of Part III of Form 10-K will be set forth in our Proxy Statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.9 +
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

10.11 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.12 +
Performance-Based Restricted Stock Unit Award Agreement, dated April 21, 2023, between the registrant and David Bates (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.13 +
Promotion Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.14 +
Performance-Based Restricted Stock Unit Award Agreement, dated August 15, 2023, between the registrant and Kyle Wismans (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

10.15 +
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

10.18 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.19 +
Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.20 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2024).

10.21 +
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 7, 2025).

Exhibit Number	Description

10.22 +
Form of Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.23 +
Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.24 +
Form of Performance-Based Restricted Stock Unit Award Agreement for executive chairman and CEO (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.25 +
Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan) (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.26 +
Employment Agreement, dated August 5, 2022, between the registrant and Mario A. Harik (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 2, 2022).

10.27 +
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

10.29 +*	Special Advisor Agreement, dated December 14, 2025, between the registrant and Bradley S. Jacobs.

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

10.36 +
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

10.45
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

10.46
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

10.47
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

10.48
Revolving Credit Agreement, dated February 26, 2025, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

Exhibit Number	Description

10.49
Technical Amendment (Amendment No. 1 to Revolving Credit Agreement), dated March 14, 2025, by and among the registrant, the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025).

10.50
Tax Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.51
Employee Matters Agreement, dated August 1, 2021, by and between the registrant and GXO Logistics, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 3, 2021).

10.52
Intellectual Property License Agreement, dated October 24, 2022, by and between the registrant and XPO NAT Solutions, LLC (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2022).

10.53
Transition Services Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.54
Tax Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.55
Employee Matters Agreement, dated October 31, 2022, by and between the registrant and RXO, Inc. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

19.1 *	XPO, Inc. Insider Trading Policy, dated November 3, 2025.

21 *	Subsidiaries of the registrant.

23 *	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1 *
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

31.2 *
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.1**
Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

32.2**
Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

97.1	XPO, Inc. Clawback Policy, effective as of October 2, 2023 (incorporated herein by reference to Exhibit 10.8 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on October 30, 2023).

101.INS *	Inline XBRL Instance Document.

101.SCH *	Inline XBRL Taxonomy Extension Schema.

101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase.

Exhibit Number	Description

101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase.

104 *	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the Commission a copy of any omitted schedules upon request.

+	This exhibit is a management contract or compensatory plan or arrangement.

Item 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XPO, INC.

By:	/s/ Mario Harik
Mario Harik
(Chairman and Chief Executive Officer)

By:	/s/ Kyle Wismans
Kyle Wismans
(Chief Financial Officer)
February 5, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

/s/ Mario Harik	Chairman and Chief Executive Officer (Principal Executive Officer)	February 5, 2026
Mario Harik
/s/ Kyle Wismans	Chief Financial Officer (Principal Financial Officer)	February 5, 2026
Kyle Wismans
/s/ Christopher Brown	Chief Accounting Officer (Principal Accounting Officer)	February 5, 2026
Christopher Brown
/s/ Allison Landry	Vice Chair of the Board of Directors	February 5, 2026
Allison Landry
/s/ Johnny C. Taylor, Jr.	Lead Independent Director	February 5, 2026
Johnny C. Taylor, Jr.
/s/ Bella Allaire	Director	February 5, 2026
Bella Allaire
/s/ J. Wes Frye	Director	February 5, 2026
J. Wes Frye
/s/ Michael G. Jesselson	Director	February 5, 2026
Michael G. Jesselson
/s/ Irene Moshouris	Director	February 5, 2026
Irene Moshouris

