Form 10-Q
period 2026-03-31
XPO, Inc.
filed 2026-04-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 24, 2026, there were 117,409,981 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In millions, except per share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$237	$310
Accounts receivable, net of allowances of $40 and $40, respectively	1,163	1,035
Other current assets	275	285
Total current assets	1,675	1,630
Long-term assets
Property and equipment, net of $2,407 and $2,360 in accumulated depreciation, respectively	3,652	3,664
Operating lease assets	758	777
Goodwill	1,532	1,547
Identifiable intangible assets, net of $590 and $580 in accumulated amortization, respectively	295	311
Other long-term assets	270	265
Total long-term assets	6,508	6,564
Total assets	$8,183	$8,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$462	$455
Accrued expenses	800	760
Short-term borrowings and current maturities of long-term debt	104	60
Short-term operating lease liabilities	164	166
Other current liabilities	161	113
Total current liabilities	1,691	1,555
Long-term liabilities
Long-term debt	3,172	3,253
Deferred tax liability	494	482
Employee benefit obligations	84	86
Long-term operating lease liabilities	591	611
Other long-term liabilities	300	345
Total long-term liabilities	4,642	4,778
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,055	1,160
Retained earnings	989	888
Accumulated other comprehensive loss	(194)	(187)
Total equity	1,851	1,861
Total liabilities and equity	$8,183	$8,194
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$2,096	$1,954
Salaries, wages and employee benefits	880	832
Purchased transportation	423	399
Fuel, operating expenses and supplies	423	393
Operating taxes and licenses	21	19
Insurance and claims	34	35
Gains on sales of property and equipment	(1)	(2)
Depreciation and amortization expense	131	123
Legal matters	—	(11)
Transaction and integration costs	2	3
Restructuring costs	9	12
Operating income	174	151
Other income	(3)	(1)
Debt extinguishment loss	—	5
Interest expense	53	56
Income before income tax provision	124	91
Income tax provision	23	22
Net income	$101	$69

Earnings per share data
Basic earnings per share	$0.87	$0.59
Diluted earnings per share	$0.85	$0.58

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117	117
Diluted weighted-average common shares outstanding	119	120
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$101	$69

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(3) and $6	$(8)	$18
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $— and $—	1	(1)
Other comprehensive income (loss)	(7)	17
Comprehensive income	$94	$86
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$101	$69
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	131	123
Stock compensation expense	13	15
Accretion of debt	3	3
Deferred tax expense	9	4
Gains on sales of property and equipment	(1)	(2)
Other	7	9
Changes in assets and liabilities
Accounts receivable	(146)	(107)
Other assets	1	1
Accounts payable	16	(7)
Accrued expenses and other liabilities	49	35
Net cash provided by operating activities	183	142
Cash flows from investing activities
Payment for purchases of property and equipment	(111)	(199)
Proceeds from sale of property and equipment	7	7
Payment for settlement of cross-currency swaps	(3)	—
Net cash used in investing activities	(107)	(191)
Cash flows from financing activities
Repurchase of debt	(30)	—
Repayment of debt and finance leases	(20)	(18)
Payment for debt issuance costs	—	(3)
Repurchase of common stock	(30)	—
Change in bank overdrafts	20	38
Payment for tax withholdings for restricted shares	(88)	(47)
Other	1	1
Net cash used in financing activities	(147)	(30)
Effect of exchange rates on cash, cash equivalents and restricted cash	(2)	1
Net decrease in cash, cash equivalents and restricted cash	(72)	(78)
Cash, cash equivalents and restricted cash, beginning of period	330	298
Cash, cash equivalents and restricted cash, end of period	$257	$221
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$37	$34
Leased assets obtained in exchange for new finance lease liabilities	11	16
Cash paid for interest	39	42
Cash paid (received) for income taxes, net of refunds	4	(2)
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	116,954	$—	$1,160	$888	$(187)	$1,861
Net income	—	—	—	101	—	101
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Exercise and vesting of stock compensation awards	610	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(88)	—	—	(88)
Retirement of common stock	(156)	—	(30)	—	—	(30)
Stock compensation expense	—	—	13	—	—	13
Balance as of March 31, 2026	117,408	$—	$1,055	$989	$(194)	$1,851

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	69	—	69
Other comprehensive income (loss)	—	—	—	—	17	17
Exercise and vesting of stock compensation awards	614	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(62)	—	—	(62)
Stock compensation expense	—	—	15	—	—	15
Balance as of March 31, 2025	117,788	$—	$1,227	$641	$(228)	$1,640

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
Basis of Presentation
We prepared our Condensed Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and on the same basis as the accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). The interim reporting requirements of Form 10-Q allow certain information and note disclosures normally included in annual consolidated financial statements to be condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the 2025 Form 10-K.
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of March 31, 2026 and December 31, 2025, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $21 million and $20 million, respectively.
Trade Receivables Securitization and Factoring Programs
In our European Transportation business, we sell certain of our trade accounts receivable under securitization and factoring programs. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $231 million as of March 31, 2026). As of March 31, 2026, less than €1 million (less than $1 million) was available under the program. The weighted average interest rate was 3.70% as of March 31, 2026. In January 2026, the program was amended to extend the maturity date through March 2029.

Information related to the trade receivables sold was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Securitization programs
Receivables sold in period	$482	$425
Cash consideration	482	425

Factoring programs
Receivables sold in period	20	23
Cash consideration	19	22
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of March 31, 2026 and December 31, 2025 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash deposited for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
March 31, 2026	$179	$179	$179
December 31, 2025	285	285	285
For information on the fair value hierarchy of our derivative instruments and financial liabilities, see Note 5—Derivative Instruments and Note 6—Debt, respectively.
Accounting Pronouncements Issued but Not Yet Effective
In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-10, “Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities.” This ASU provides recognition, measurement and presentation guidance for government grants received by business entities and is effective for annual and interim periods beginning in 2029. Early adoption is permitted. We are currently evaluating the impact of the new standard.
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
Our chief operating decision maker (“CODM”) is our chairman and chief executive officer. Our CODM regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. We include items directly attributable to a segment, and those that can be allocated on a reasonable basis, including corporate costs, in segment results reported to the CODM. We do not provide asset information by segment to the CODM.
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

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended March 31, 2026
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,229	$868	$—	$2,096
Salaries, wages and employee benefits	642	235	4	880
Purchased transportation	30	394	—	423
Fuel, operating expenses and supplies	236	187	—	423
Operating taxes and licenses	16	5	—	21
Insurance and claims	18	16	—	34
(Gains) losses on sales of property and equipment	1	(2)	—	(1)
Pension (income) expense	(4)	—	—	(4)
Adjusted EBITDA	$290	$33	$(4)	$319

	Three Months Ended March 31, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,172	$782	$—	$1,954
Salaries, wages and employee benefits	615	212	4	832
Purchased transportation	37	363	—	399
Fuel, operating expenses and supplies	232	162	—	393
Operating taxes and licenses	16	3	—	19
Insurance and claims	24	10	—	35
(Gains) losses on sales of property and equipment	—	(1)	—	(2)
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$250	$32	$(4)	$278
(1)    Primarily represents unallocated corporate costs.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended March 31,
(In millions)	2026	2025
Adjusted EBITDA
North American LTL	$290	$250
European Transportation	33	32
Corporate	(4)	(4)
Total Adjusted EBITDA	319	278
Less:
Debt extinguishment loss	—	5
Interest expense	53	56
Income tax provision	23	22
Depreciation and amortization expense	131	123
Legal matters (1)	—	(11)
Transaction and integration costs	2	3
Restructuring costs	9	12
Net Income	$101	$69
(1)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
The following table presents depreciation and amortization expense by segment:

	Three Months Ended March 31,
(In millions)	2026	2025
Depreciation and amortization expense
North American LTL	$97	$90
European Transportation	33	32
Corporate	1	1
Total	$131	$123
As of March 31, 2026 and December 31, 2025, we held long-lived tangible assets outside of the U.S., including right of use assets, of $824 million and $844 million, respectively.

3. Revenue Recognition
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended March 31, 2026
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,202	$—	$1,202
North America (excluding United States)	27	—	27
France	—	342	342
United Kingdom	—	305	305
Europe (excluding France and United Kingdom)	—	221	221
Total	$1,229	$868	$2,096

	Three Months Ended March 31, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,146	$—	$1,146
North America (excluding United States)	26	—	26
France	—	314	314
United Kingdom	—	259	259
Europe (excluding France and United Kingdom)	—	209	209
Total	$1,172	$782	$1,954
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
Our restructuring-related activity was as follows:

		Three Months Ended March 31, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Reserve Balance as of March 31, 2026
Severance
North American LTL	$1	$—	$—	$—
European Transportation	3	4	(3)	4
Corporate	7	2	(2)	7
Total	$11	$6	$(5)	$11
In addition to the severance charges noted in the table above, we recorded restructuring-related charges in our European Transportation segment and Corporate of $2 million and $1 million, respectively, during the first three months of 2026.
We expect that the majority of the cash outlays related to the severance charges incurred in the first three months of 2026 will be completed within 12 months.

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
The fair value of our derivative instruments and the related notional amounts were as follows:

	March 31, 2026
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$617	Other current assets	$—	Other current liabilities	$(58)
Cross-currency swap agreements	35	Other long-term assets	—	Other long-term liabilities	(3)
Interest rate swaps	550	Other current assets	—	Other current liabilities	—
Total			$—		$(62)

	December 31, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(32)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(44)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(2)
Total			$—		$(78)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	$1	$(1)	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	12	(24)	2	2
Total	$13	$(25)	$2	$2

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
In March 2026, we paid approximately $3 million related to cross-currency swaps that were partially settled during the period. The fair value adjustments related to these swaps remain in AOCI and partially offset foreign currency translation adjustment losses on our net investments in foreign subsidiaries. The payments were included in Cash flows from investing activities on our Condensed Consolidated Statements of Cash Flows.
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
6. Debt

	March 31, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan facility	$955	$949	$985	$978
6.25% senior secured notes due 2028	830	825	830	825
7.125% senior notes due 2031	450	446	450	446
7.125% senior notes due 2032	585	577	585	577
6.70% senior debentures due 2034	300	231	300	230
Finance leases, asset financing and other	247	247	257	257
Total debt	3,367	3,276	3,407	3,313
Short-term borrowings and current maturities of long-term debt	104	104	60	60
Long-term debt	$3,263	$3,172	$3,347	$3,253

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
March 31, 2026	$3,423	$2,220	$1,203
December 31, 2025	3,499	2,254	1,246
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
As of March 31, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
As of March 31, 2026, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of March 31, 2026, we have $132 million in aggregate face amount of letters of credit outstanding under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan Credit Agreement”). Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million in the first quarter of 2025 due to this refinancing. Subsequently, in the second half of 2025, we used cash on hand to repay $115 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.
During the quarter ended March 31, 2026, we used cash on hand to repay $30 million of outstanding principal under this loan. In April 2026, we used cash on hand to repay an additional $70 million of outstanding principal under this loan, including $45 million classified within Short-term borrowings and current maturities of long-term debt as of March 31, 2026. The debt extinguishment losses recorded in connection with the repayments were not material.
The weighted average interest rate of our term loans was approximately 5.42% as of March 31, 2026.
7. Stockholders’ Equity
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We retire common shares that we repurchase upon settlement. The share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.

In the first quarter of 2026, we repurchased 156 thousand shares of common stock with an aggregate value of $30 million at an average price of $192.19 per share. The share repurchases were funded by cash on hand. There were no share repurchases during the first quarter of 2025. As of March 31, 2026, our remaining share repurchase authorization was $595 million, reflecting $155 million of cumulative repurchases to date under the program.
8. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income	$101	$69

Basic weighted-average common shares	117	117
Dilutive effect of stock-based awards	2	2
Diluted weighted-average common shares	119	120

Basic earnings per share	$0.87	$0.59

Diluted earnings per share	$0.85	$0.58
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
After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the fronting insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning application of certain policy pollution exclusions. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment and determined that the fronting policies do provide coverage for the environmental and product liability claims. The pollution exclusion and allocation issues remained open. The trial on the pollution exclusion issue took place in October 2024, where the jury issued a favorable verdict, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial addressing legal and factual issues relating to the allocation of defense and indemnity costs among the applicable insurance policies took place during the first half of 2025 and final hearings on allocation and potential application of prejudgment interest took place in October 2025 and early February 2026, respectively. A hearing on the final judgment is presently scheduled to occur in May 2026. While the court has not entered a final judgment, we revised our estimate for our share of the liability associated with this matter and recognized a charge of approximately $35 million in the third quarter of 2025. The additional charge we recognized includes an allocation of defense and indemnity costs already incurred by Allianz as well as an estimate of future allocated defense and indemnity costs.
This matter is solely related to a legacy Con-way truck manufacturing business and is unrelated to our current Less-than-Truckload operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and other written reports and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. In some cases, forward-looking statements can be identified by the use of forward-looking terms such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target,” “trajectory” or the negative of these terms or other comparable terms. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions that may cause actual future results, levels of activity, performance or achievements to be materially different from our expected future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Factors that might cause or contribute to a material difference include those discussed below and the risks discussed in the Company’s other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements set forth in this Quarterly Report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The following discussion should be read in conjunction with the Company’s unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Forward-looking statements set forth in this Quarterly Report on Form 10-Q speak only as of the date hereof, and we do not undertake any obligation to update forward-looking statements to reflect subsequent events or circumstances, changes in expectations or the occurrence of unanticipated events, except to the extent required by law.
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of March 31, 2026, we had approximately 37,000 employees serving approximately 55,000 customers through 594 locations in 17 countries.
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
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with secular growth drivers, a favorable pricing environment and an established competitive landscape. XPO is one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $52 billion in 2025.

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

An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended March 31, 2026, we moved approximately 16 billion pounds of freight 775 million miles, including moving linehaul freight an average of 2.5 million miles a day.
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
Consolidated Summary Financial Table

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$2,096	$1,954	100.0%	100.0%	7.3%
Salaries, wages and employee benefits	880	832	42.0%	42.6%	5.8%
Purchased transportation	423	399	20.2%	20.4%	6.0%
Fuel, operating expenses and supplies	423	393	20.2%	20.1%	7.6%
Operating taxes and licenses	21	19	1.0%	1.0%	10.5%
Insurance and claims	34	35	1.6%	1.8%	(2.9)%
Gains on sales of property and equipment	(1)	(2)	—%	(0.1)%	(50.0)%
Depreciation and amortization expense	131	123	6.3%	6.3%	6.5%
Legal matters	—	(11)	—%	(0.6)%	(100.0)%
Transaction and integration costs	2	3	0.1%	0.2%	(33.3)%
Restructuring costs	9	12	0.4%	0.6%	(25.0)%
Operating income	174	151	8.3%	7.7%	15.2%
Other income	(3)	(1)	(0.1)%	(0.1)%	200.0%
Debt extinguishment loss	—	5	—%	0.3%	(100.0)%
Interest expense	53	56	2.5%	2.9%	(5.4)%
Income before income tax provision	124	91	5.9%	4.7%	36.3%
Income tax provision	23	22	1.1%	1.1%	4.5%
Net income	$101	$69	4.8%	3.5%	46.4%
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Our consolidated revenue for the first quarter of 2026 increased 7.3% to $2.1 billion, compared with the same quarter in 2025. Foreign currency movement increased revenue by approximately 4.4 percentage points in the first quarter of 2026. The increase in revenue during the first quarter of 2026 compared to the same period in 2025, after taking into effect the impact of foreign currency movements, primarily reflects higher revenue in our North American LTL segment, driven by higher yield and shipments per day and higher fuel surcharge revenue.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the first quarter of 2026 was $880 million, or 42.0% of revenue, compared with $832 million, or 42.6% of revenue, for the same quarter in 2025. The year-over-year decrease as a percentage of revenue primarily reflects productivity improvements enabled by our AI-driven optimization tools, partially offset by higher costs due to the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment and wage inflation.

Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the first quarter of 2026 was $423 million, or 20.2% of revenue, compared with $399 million, or 20.4% of revenue, for the same quarter in 2025. The year-over-year decrease as a percentage of revenue primarily reflects the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the first quarter of 2026 was $423 million, or 20.2% of revenue, compared with $393 million, or 20.1% of revenue, for the same quarter in 2025. The year-over-year increase as a percentage of revenue primarily reflects higher fuel costs and higher weather-related costs in our North American LTL segment, partially offset by lower maintenance costs in our North American LTL segment.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the first quarter of 2026 was $21 million, compared with $19 million for the same period in 2025.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the first quarter of 2026 was $34 million, compared with $35 million for the same quarter in 2025.
Depreciation and amortization expense for the first quarter of 2026 was $131 million, compared with $123 million for the same quarter in 2025. The year-over-year increase primarily reflects the impact of capital investments in property, tractors and trailers in our North American LTL segment.
Legal matters for the first quarter of 2025 was a gain of $11 million, which reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015. There was no comparable gain or loss in the first quarter of 2026.
Transaction and integration costs for the first quarter of 2026 were $2 million, compared with $3 million for the same quarter in 2025.
Restructuring costs for the first quarter of 2026 were $9 million, compared with $12 million for the same quarter in 2025, which primarily related to restructuring actions in our European Transportation segment. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the first quarter of 2026 was $3 million, compared with $1 million for the same quarter in 2025. The year-over-year increase primarily reflects a $2 million increase in net periodic pension income.
Debt extinguishment loss was not material for the first quarter of 2026, compared with $5 million for the same quarter in 2025, which related to the refinancing of our term loan facility.
Interest expense decreased to $53 million for the first quarter of 2026, compared with $56 million for the same quarter in 2025. The year-over-year decrease is primarily due to a lower average debt balance as well as lower interest rates on our variable rate debt.
Our effective income tax rates were 18.4% and 24.2% for the first quarters of 2026 and 2025, respectively. The effective income tax rates for the first quarter of 2026 and 2025 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented. The decrease in our effective income tax rate for the first quarter of 2026 compared to the same period in 2025 was primarily driven by an increase in a discrete tax benefit from stock-based compensation and a change in estimate related to the discrete benefit associated with a legal entity reorganization in our European Transportation business that occurred in 2024. In the first quarter of 2026, the effective tax rate was impacted by discrete tax benefits of $11 million in the aggregate related to stock-based compensation and a change in estimate associated with the legal entity reorganization. In the first quarter of 2025, the effective tax rate was impacted by losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation expense, partially offset by a discrete tax benefit of $5 million from stock-based compensation.
The remaining cash refund we expect to receive in connection with the legal entity reorganization in our European Transportation business is $6 million. This amount is expected to be received in 2026 or 2027.
Segment Financial Results
Our chief operating decision maker (“CODM”) regularly reviews financial information at the operating segment level to allocate resources to the segments and to assess their performance. For our North American LTL and European Transportation segments, our CODM evaluates segment profit (loss) based on adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”), which we define as income before debt extinguishment loss, interest expense, income tax provision, depreciation and amortization expense, legal matters, transaction and integration costs, restructuring costs and other adjustments. Segment adjusted EBITDA includes an allocation of corporate costs. See Note 2—Segment Reporting to our Condensed Consolidated Financial Statements for further information and a reconciliation of adjusted EBITDA to consolidated net income.
North American Less-Than-Truckload Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$1,229	$1,172	100.0%	100.0%	4.9%
Adjusted EBITDA (1)	290	250	23.6%	21.3%	16.0%
Depreciation and amortization	97	90	7.9%	7.7%	7.8%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 4.9% to $1.23 billion for the first quarter of 2026, compared with $1.17 billion for the same quarter in 2025. Revenue included fuel surcharge revenue of $201 million and $178 million, respectively, for the first quarters of 2026 and 2025. The increase in fuel surcharge revenue was primarily driven by higher diesel prices.
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

	Three Months Ended March 31,
	2026	2025	Change %
Pounds per day (thousands)	65,510	65,427	0.1%
Shipments per day	49,834	48,400	3.0%
Average weight per shipment (in pounds)	1,315	1,352	(2.8)%
Gross revenue per hundredweight, excluding fuel surcharges	$25.71	$24.73	4.0%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for the first quarter of 2026 reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives. The increase in tonnage per day for the first quarter of 2026 reflects higher shipments per day partially offset by lower average weight per shipment.

Adjusted EBITDA was $290 million for the first quarter of 2026, compared with $250 million for the same quarter in 2025. The increase in adjusted EBITDA reflects higher yield and shipments per day, higher fuel surcharge revenue, productivity improvements, lower purchased transportation, and lower vehicular insurance costs, partially offset by lower average weight per shipment, higher fuel costs and wage inflation.
Depreciation and amortization expense increased to $97 million in the first quarter of 2026 compared with $90 million for the same quarter in 2025, primarily due to the impact of capital investments in property, tractors and trailers.
European Transportation Segment

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$868	$782	100.0%	100.0%	11.0%
Adjusted EBITDA (1)	33	32	3.8%	4.1%	3.1%
Depreciation and amortization	33	32	3.8%	4.1%	3.1%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 11.0% to $868 million for the first quarter of 2026, compared with $782 million for the same quarter in 2025. Foreign currency movement increased revenue by approximately 10.9 percentage points in the first quarter of 2026. After taking into effect the impact of foreign currency movement, revenue was essentially flat in the first quarter of 2026 compared to the same period in 2025.
Adjusted EBITDA was $33 million for the first quarter of 2026, compared with $32 million for the same quarter in 2025.
Depreciation and amortization expense increased to $33 million in the first quarter of 2026, compared with $32 million for the same quarter in 2025.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $237 million as of March 31, 2026, compared to $310 million as of December 31, 2025. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of March 31, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $132 million in aggregate face amount of letters of credit as of March 31, 2026.
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
As of March 31, 2026, we had approximately $837 million of total liquidity. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Trade Receivables Securitization and Factoring Programs
In our European Transportation business, we sell certain of our trade accounts receivable under securitization and factoring programs. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers. For more information, see Note 1—Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements.

The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $231 million as of March 31, 2026). As of March 31, 2026, less than €1 million (less than $1 million) was available under the program. Under the securitization program, we service the receivables we sell on behalf of the purchasers. In January 2026, the program was amended to extend the maturity date through March 2029.
Term Loan Facility
In February 2025, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan Credit Agreement”). Pursuant to the amendment, the lenders provided the company (a) a term loan B facility in an aggregate principal amount of $700 million, maturing on May 24, 2028 (the “Refinancing Term Loan B-2 Facility”), and (b) a term loan B facility in an aggregate principal amount of $400 million, maturing on February 1, 2031 (the “Refinancing Term Loan B-3 Facility” and together with the Refinancing Term Loan B-2 Facility, the “Refinancing Term Loan Facilities”). The proceeds of the Refinancing Term Loan Facilities were used to refinance our existing term loans. We recorded a debt extinguishment loss of $5 million in the first quarter of 2025 due to this refinancing. Subsequently, in the second half of 2025, we used cash on hand to repay $115 million of outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028.
During the quarter ended March 31, 2026, we used cash on hand to repay $30 million of outstanding principal under this loan. In April 2026, we used cash on hand to repay an additional $70 million of outstanding principal under this loan, including $45 million classified within Short-term borrowings and current maturities of long-term debt as of March 31, 2026. The debt extinguishment losses recorded in connection with the repayments were not material.
The weighted average interest rate of our term loans was approximately 5.42% as of March 31, 2026.
Share Repurchases
In March 2025, our Board of Directors authorized repurchases of up to $750 million of our common stock. The repurchase authorization permits us to purchase shares in both the open market and in private transactions, with the timing and number of shares dependent on a variety of factors, including price, general business and market conditions, alternative investment opportunities and funding considerations. We retire common shares that we repurchase upon settlement. The share repurchase program has no expiration date and may be utilized over time, with no obligation to repurchase any specific number of shares. We may suspend or discontinue this program at any time. This plan replaced our previous share repurchase plan, authorized in February 2019.
In the first quarter of 2026, we repurchased 156 thousand shares of common stock with an aggregate value of $30 million at an average price of $192.19 per share. The share repurchases were funded by cash on hand. There were no share repurchases during the first quarter of 2025. As of March 31, 2026, our remaining share repurchase authorization was $595 million, reflecting $155 million of cumulative repurchases to date under the program.
Loan Covenants and Compliance
As of March 31, 2026, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Three Months Ended March 31,
(In millions)	2026	2025
Net cash provided by operating activities	$183	$142
Net cash used in investing activities	(107)	(191)
Net cash used in financing activities	(147)	(30)
During the three months ended March 31, 2026, we generated cash from operating activities of $183 million. We used cash during the period primarily to: (i) purchase property and equipment of $111 million; (ii) make net payments of $88 million related to tax withholding obligations in connection with the vesting of stock compensation awards; (iii) repurchase common stock of $30 million; and (iv) repay $30 million of outstanding principal under the Refinancing Term Loan B-2 Facility.
During the three months ended March 31, 2025, we generated cash from operating activities of $142 million. We used cash during this period primarily to: (i) purchase property and equipment of $199 million and (ii) make net payments of $47 million related to tax withholding obligations in connection with the vesting of stock compensation awards.
Cash flows from operating activities for the three months ended March 31, 2026 increased by $41 million, compared with the same period in 2025. The increase primarily reflects higher net income of $32 million in the first three months of 2026, compared with the same period in 2025.
Investing activities used $107 million of cash in the three months ended March 31, 2026 and $191 million of cash in the three months ended March 31, 2025. During the three months ended March 31, 2026, we used $111 million to purchase property and equipment, as compared to a $199 million usage of cash in the same period in 2025. The decrease is due to planned reductions in capital expenditures in 2026 compared to 2025.
Financing activities used $147 million of cash in the three months ended March 31, 2026 and $30 million of cash in the three months ended March 31, 2025. The primary uses of cash from financing activities during the first three months of 2026 were $88 million to make net payments for tax withholdings on vested stock compensation awards, $30 million to repurchase common stock, $30 million to repay outstanding principal under the Refinancing Term Loan B-2 Facility, which was scheduled to mature in 2028, and $20 million used to repay borrowings, primarily related to finance lease obligations. The primary uses of cash from financing activities during the first three months of 2025 were $47 million to make net payments for tax withholdings on vested stock compensation awards and $18 million used to repay borrowings, primarily related to finance lease obligations. The primary source of cash from financing activities during the first three months of 2026 was $20 million of proceeds from bank overdrafts, compared to $38 million in the same period of 2025.
There were no material changes to our December 31, 2025 contractual obligations during the three months ended March 31, 2026. We anticipate full year gross capital expenditures to be between $500 million and $600 million in 2026, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026, as compared with the quantitative and qualitative disclosures about market risk described in our 2025 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1. Legal Proceedings.
For information related to our legal proceedings, refer to “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Note 9—Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There are no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended March 31, 2026.
Issuer Purchases of Equity Securities

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	—	$—	—	$625
February 1, 2026 - February 28, 2026	47,198	198.98	47,198	616
March 1, 2026 - March 31, 2026	108,886	189.25	108,886	595
Total	156,084	$192.19	156,084	$595
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +*	Form of Restricted Stock Unit Award Agreement for CEO (2016 Omnibus Incentive Compensation Plan).

10.2 +*	Form of Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

10.3 +*	Form of Performance-Based Restricted Stock Unit Award Agreement for CEO (2016 Omnibus Incentive Compensation Plan).

10.4 +*	Form of Performance-Based Restricted Stock Unit Award Agreement (2016 Omnibus Incentive Compensation Plan).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kyle Wismans
Kyle Wismans
Chief Financial Officer
(Principal Financial Officer)
Date: April 30, 2026