Form 10-Q
period 2026-06-30
XPO, Inc.
filed 2026-07-30
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2026, there were 117,086,465 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In millions, except per share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$298	$310
Accounts receivable, net of allowances of $40 and $40, respectively	1,267	1,035
Other current assets	249	285
Total current assets	1,814	1,630
Long-term assets
Property and equipment, net of $2,427 and $2,360 in accumulated depreciation, respectively	3,658	3,664
Operating lease assets	782	777
Goodwill	1,528	1,547
Identifiable intangible assets, net of $604 and $580 in accumulated amortization, respectively	280	311
Other long-term assets	270	265
Total long-term assets	6,518	6,564
Total assets	$8,333	$8,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$486	$455
Accrued expenses	823	760
Short-term borrowings and current maturities of long-term debt	159	60
Short-term operating lease liabilities	170	166
Other current liabilities	155	113
Total current liabilities	1,794	1,555
Long-term liabilities
Long-term debt	3,047	3,253
Deferred tax liability	508	482
Employee benefit obligations	83	86
Long-term operating lease liabilities	612	611
Other long-term liabilities	328	345
Total long-term liabilities	4,577	4,778
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,005	1,160
Retained earnings	1,151	888
Accumulated other comprehensive loss	(194)	(187)
Total equity	1,962	1,861
Total liabilities and equity	$8,333	$8,194
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$2,355	$2,080	$4,451	$4,034
Salaries, wages and employee benefits	929	871	1,809	1,703
Purchased transportation	464	426	887	826
Fuel, operating expenses and supplies	476	384	899	777
Operating taxes and licenses	22	21	43	40
Insurance and claims	40	40	75	75
Gains on sales of property and equipment	(7)	(1)	(8)	(3)
Depreciation and amortization expense	134	131	265	254
Pre-Con-way acquisition environmental matter	1	—	1	—
Legal matters	—	(2)	—	(13)
Transaction and integration costs	2	3	4	6
Restructuring costs	22	8	31	20
Operating income	271	198	445	349
Other income	(4)	(2)	(7)	(3)
Debt extinguishment loss	5	—	5	5
Interest expense	51	56	104	112
Income before income tax provision	218	143	342	234
Income tax provision	56	37	79	59
Net income	$162	$106	$263	$175

Earnings per share data
Basic earnings per share	$1.38	$0.90	$2.24	$1.49
Diluted earnings per share	$1.36	$0.89	$2.22	$1.47

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117	118	117	118
Diluted weighted-average common shares outstanding	118	119	119	119
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$162	$106	$263	$175

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(1), $14, $(4) and $20	$—	$29	$(8)	$47
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $— and $—	—	—	2	(1)
Other comprehensive income (loss)	—	29	(7)	46
Comprehensive income	$162	$135	$256	$222
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$263	$175
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	265	254
Stock compensation expense	30	31
Accretion of debt	5	5
Deferred tax expense	21	6
Gains on sales of property and equipment	(8)	(3)
Other	18	14
Changes in assets and liabilities
Accounts receivable	(262)	(124)
Other assets	50	26
Accounts payable	29	(22)
Accrued expenses and other liabilities	79	26
Net cash provided by operating activities	491	389
Cash flows from investing activities
Payment for purchases of property and equipment	(238)	(395)
Proceeds from sale of property and equipment	33	12
Payment for settlement of cross-currency swaps	(3)	—
Net cash used in investing activities	(208)	(382)
Cash flows from financing activities
Proceeds from issuance of debt	885	—
Repayment of debt	(985)	—
Repayment of finance leases and other debt	(39)	(36)
Payment for debt issuance costs	(1)	(3)
Repurchase of common stock	(100)	(10)
Change in bank overdrafts	26	22
Payment for tax withholdings for restricted shares	(88)	(48)
Other	3	2
Net cash used in financing activities	(300)	(74)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	2
Net decrease in cash, cash equivalents and restricted cash	(16)	(65)
Cash, cash equivalents and restricted cash, beginning of period	330	298
Cash, cash equivalents and restricted cash, end of period	$314	$233
Supplemental disclosure of cash flow information
Leased assets obtained in exchange for new operating lease liabilities	$120	$100
Leased assets obtained in exchange for new finance lease liabilities	22	26
Cash paid for interest	109	117
Cash paid for income taxes, net of refunds	9	31
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2026	117,408	$—	$1,055	$989	$(194)	$1,851
Net income	—	—	—	162	—	162
Other comprehensive income (loss)	—	—	—	—	—	—
Exercise and vesting of stock compensation awards	15	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	—	—	—	—
Retirement of common stock	(341)	—	(70)	—	—	(70)
Stock compensation expense	—	—	17	—	—	17
Other	—	—	2	—	—	2
Balance as of June 30, 2026	117,083	$—	$1,005	$1,151	$(194)	$1,962

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	116,954	$—	$1,160	$888	$(187)	$1,861
Net income	—	—	—	263	—	263
Other comprehensive income (loss)	—	—	—	—	(7)	(7)
Exercise and vesting of stock compensation awards	626	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(88)	—	—	(88)
Retirement of common stock	(497)	—	(100)	—	—	(100)
Stock compensation expense	—	—	30	—	—	30
Other	—	—	2	—	—	2
Balance as of June 30, 2026	117,083	$—	$1,005	$1,151	$(194)	$1,962

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of March 31, 2025	117,788	$—	$1,227	$641	$(228)	$1,640
Net income	—	—	—	106	—	106
Other comprehensive income (loss)	—	—	—	—	29	29
Exercise and vesting of stock compensation awards	40	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Retirement of common stock	(83)	—	(10)	—	—	(10)
Stock compensation expense	—	—	16	—	—	16
Other	—	—	2	—	—	2
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	175	—	175
Other comprehensive income (loss)	—	—	—	—	46	46
Exercise and vesting of stock compensation awards	654	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(64)	—	—	(64)
Retirement of common stock	(83)	—	(10)	—	—	(10)
Stock compensation expense	—	—	31	—	—	31
Other	—	—	2	—	—	2
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of June 30, 2026 and December 31, 2025, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $16 million and $20 million, respectively.
Trade Receivables Securitization and Factoring Programs
In our European Transportation business, we sell certain of our trade accounts receivable under securitization and factoring programs. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $228 million as of June 30, 2026). As of June 30, 2026, the maximum amount available under the program was utilized. The weighted average interest rate was 3.69% as of June 30, 2026. In January 2026, the program was amended to extend the maturity date through March 2029.

Information related to the trade receivables sold was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Securitization programs
Receivables sold in period	$462	$495	$944	$920
Cash consideration	462	495	944	920

Factoring programs
Receivables sold in period	23	14	43	37
Cash consideration	22	13	41	35
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of June 30, 2026 and December 31, 2025 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash deposited for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
June 30, 2026	$270	$270	$270
December 31, 2025	285	285	285
For information on the fair value hierarchy of our derivative instruments and financial liabilities, see Note 5—Derivative Instruments and Note 6—Debt, respectively.
Accounting Pronouncements Issued but Not Yet Effective
In May 2026, the Financial Accounting Standards Board (“FASB”) issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” This ASU establishes recognition, measurement, presentation and disclosure requirements for (i) environmental credits and (ii) compliance obligations that may be settled by using environmental credits and is effective for annual and interim periods beginning in 2028. Early adoption is permitted. We are currently evaluating the impact of the new standard.
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

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended June 30, 2026
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,428	$927	$—	$2,355
Salaries, wages and employee benefits	689	235	4	929
Purchased transportation	40	424	—	464
Fuel, operating expenses and supplies	275	201	—	476
Operating taxes and licenses	17	5	—	22
Insurance and claims	25	15	—	40
(Gains) losses on sales of property and equipment	(4)	(2)	—	(7)
Pension (income) expense	(4)	—	—	(4)
Adjusted EBITDA	$390	$48	$(4)	$434

	Three Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,240	$841	$—	$2,080
Salaries, wages and employee benefits	643	224	4	871
Purchased transportation	32	394	—	426
Fuel, operating expenses and supplies	222	163	—	384
Operating taxes and licenses	17	4	—	21
Insurance and claims	25	15	—	40
(Gains) losses on sales of property and equipment	2	(3)	—	(1)
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$300	$44	$(4)	$340

	Six Months Ended June 30, 2026
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$2,657	$1,794	$—	$4,451
Salaries, wages and employee benefits	1,331	470	8	1,809
Purchased transportation	70	817	—	887
Fuel, operating expenses and supplies	511	388	—	899
Operating taxes and licenses	33	10	—	43
Insurance and claims	43	32	—	75
(Gains) losses on sales of property and equipment	(3)	(5)	—	(8)
Pension (income) expense	(7)	—	—	(7)
Adjusted EBITDA	$680	$81	$(8)	$753

	Six Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$2,412	$1,622	$—	$4,034
Salaries, wages and employee benefits	1,259	436	8	1,703
Purchased transportation	69	757	—	826
Fuel, operating expenses and supplies	454	324	—	777
Operating taxes and licenses	33	7	—	40
Insurance and claims	49	26	—	75
(Gains) losses on sales of property and equipment	2	(5)	—	(3)
Pension (income) expense	(3)	—	—	(3)
Adjusted EBITDA	$550	$76	$(8)	$618
(1)    Primarily represents unallocated corporate costs.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Adjusted EBITDA
North American LTL	$390	$300	$680	$550
European Transportation	48	44	81	76
Corporate	(4)	(4)	(8)	(8)
Total Adjusted EBITDA	434	340	753	618
Less:
Debt extinguishment loss	5	—	5	5
Interest expense	51	56	104	112
Income tax provision	56	37	79	59
Depreciation and amortization expense	134	131	265	254
Pre-Con-way acquisition environmental matter	1	—	1	—
Legal matters (1)	—	(2)	—	(13)
Transaction and integration costs	2	3	4	6
Restructuring costs	22	8	31	20
Net Income	$162	$106	$263	$175
(1)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
The following table presents depreciation and amortization expense by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization expense
North American LTL	$100	$96	$197	$185
European Transportation	33	34	66	67
Corporate	1	1	2	2
Total	$134	$131	$265	$254
As of June 30, 2026 and December 31, 2025, we held long-lived tangible assets outside of the U.S., including right of use assets, of $843 million and $844 million, respectively.

3. Revenue Recognition
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended June 30, 2026
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,398	$—	$1,398
North America (excluding United States)	30	—	30
France	—	364	364
United Kingdom	—	327	327
Europe (excluding France and United Kingdom)	—	235	235
Total	$1,428	$927	$2,355

	Three Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,212	$—	$1,212
North America (excluding United States)	27	—	27
France	—	336	336
United Kingdom	—	281	281
Europe (excluding France and United Kingdom)	—	224	224
Total	$1,240	$841	$2,080

	Six Months Ended June 30, 2026
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,600	$—	$2,600
North America (excluding United States)	57	—	57
France	—	706	706
United Kingdom	—	632	632
Europe (excluding France and United Kingdom)	—	456	456
Total	$2,657	$1,794	$4,451

	Six Months Ended June 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$2,358	$—	$2,358
North America (excluding United States)	54	—	54
France	—	650	650
United Kingdom	—	539	539
Europe (excluding France and United Kingdom)	—	433	433
Total	$2,412	$1,622	$4,034

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
Our restructuring-related activity was as follows:

		Six Months Ended June 30, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Reserve Balance as of June 30, 2026
Severance
North American LTL	$1	$—	$(1)	$—
European Transportation	3	21	(15)	9
Corporate	7	3	(8)	2
Total	$11	$24	$(23)	$11
In addition to the severance charges noted in the table above, we recorded restructuring-related charges in our European Transportation segment, North American LTL segment and Corporate of $6 million, $1 million and $1 million, respectively, during the first six months of 2026, which are primarily facility-related costs.
We expect that the majority of the cash outlays related to the severance charges incurred in the first six months of 2026 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	June 30, 2026
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$249	Other current assets	$—	Other current liabilities	$(26)
Cross-currency swap agreements	404	Other long-term assets	—	Other long-term liabilities	(31)
Interest rate swaps	550	Other current assets	—	Other current liabilities	—
Total			$—		$(57)

	December 31, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(32)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(44)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(2)
Total			$—		$(78)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	$1	$—	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	5	(59)	2	3
Total	$5	$(59)	$2	$3

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$(1)	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	17	(84)	5	5
Total	$19	$(85)	$5	$5
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
During the term of the swap contracts, we receive interest on a quarterly basis from the counterparties based on USD fixed interest rates, and we pay interest, also on a quarterly basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2028.

We designated these cross-currency swaps as qualifying hedging instruments and account for them as net investment hedges. We apply the simplified method of assessing the effectiveness of our net investment hedging relationships. Under this method, for each reporting period, the change in the fair value of the cross-currency swaps is initially recognized in Accumulated other comprehensive income (loss) (“AOCI”). The change in the fair value due to foreign exchange remains in AOCI and the initial component excluded from effectiveness testing will initially remain in AOCI and then will be reclassified from AOCI to Interest expense each period in a systematic manner. Cash flows related to the periodic exchange of interest payments for these net investment hedges are included in Cash flows from operating activities on our Condensed Consolidated Statements of Cash Flows.
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
6. Debt

	June 30, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan A facility	$500	$499	$—	$—
Term loan B facility	385	383	985	978
6.25% senior secured notes due 2028	830	826	830	825
7.125% senior notes due 2031	450	446	450	446
7.125% senior notes due 2032	585	578	585	577
6.70% senior debentures due 2034	300	233	300	230
Finance leases and other debt	242	242	257	257
Total debt	3,292	3,206	3,407	3,313
Short-term borrowings and current maturities of long-term debt	159	159	60	60
Long-term debt	$3,133	$3,047	$3,347	$3,253

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
June 30, 2026	$3,345	$2,217	$1,128
December 31, 2025	3,499	2,254	1,246
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
As of June 30, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million.
As of June 30, 2026, we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of June 30, 2026, we have $131 million in aggregate face amount of letters of credit outstanding under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan A Facility
In May 2026, we entered into a Senior Secured Term Loan A Credit Agreement (the “Term Loan A Credit Agreement”). The agreement provides for a senior secured term loan A facility in an initial aggregate amount of $500 million, maturing on May 29, 2029 (the “Term Loan A Facility”). Proceeds from the Term Loan A Facility were drawn in full on the closing date and, together with the proceeds from the 2026 Term Loan B Facility, defined below, were used to repay borrowings under the existing term loan B credit agreement.
The Term Loan A Facility bears interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term Secured Overnight Financing Rate (“SOFR”) plus (i) in the case of ABR loans, 0.25% or, (ii) in the case of Term SOFR loans, 1.25%, which, on or after September 30, 2026, shall be reduced by 0.125% upon achievement of a leverage ratio defined in the Term Loan A Credit Agreement. In the third year of the facility, the Term Loan A Facility is subject to amortization of principal, payable in quarterly installments, equal to 5% of the original principal amount per annum, which may be reduced by prepayments.
Subject to customary exceptions, the Term Loan A Facility includes customary prepayment requirements, representations and warranties, events of default, reporting and other affirmative and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, and is secured by a lien on substantially all of our assets and the assets of our guarantors. Certain covenants under the Term Loan A Credit Agreement will terminate or be amended, and all guarantees and liens securing the facility will be released, upon the Company’s achievement of investment grade ratings from at least two rating agencies.
As of June 30, 2026, we were in compliance with the Term Loan A Facility’s financial covenants. The interest rate on our Term Loan A Facility was approximately 4.87% as of June 30, 2026.
Term Loan B Facility
In May 2026, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan B Credit Agreement”). Pursuant to the amendment, the lenders provided the Company a new tranche of Term B-4 loans in an initial aggregate principal amount of $385 million, maturing on February 1, 2031 (the “2026 Term Loan B Facility”). The proceeds from the 2026 Term Loan B Facility, together with the proceeds from the Term Loan A Facility, were used to repay $885 million of outstanding principal, representing all outstanding indebtedness under our existing term loan B credit agreement. During the first half of 2026, prior to the refinancing, we used cash on hand to repay $100 million of outstanding principal under the existing term loan B credit agreement. We recorded a debt extinguishment loss of $5 million during the six months ended June 30, 2026, primarily related to the refinancing, and a debt extinguishment loss of $5 million during the six months ended June 30, 2025 related to the refinancing of our term loans in February 2025.

The 2026 Term Loan B Facility bears interest at a rate per annum equal to, at the Company’s option, either ABR or Term SOFR plus (i) in the case of ABR loans, 0.50% or, (ii) in the case of Term SOFR loans, 1.50%, which, after November 29, 2026, shall be reduced by 0.125% upon achievement of a leverage ratio defined in the Amended Term Loan B Credit Agreement.
The 2026 Term Loan B Facility includes customary prepayment requirements, representations and warranties, events of default, reporting and other affirmative and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, subject to customary exceptions.
In July 2026, we used cash on hand to repay $100 million of outstanding principal under the 2026 Term Loan B Facility, which was classified within Short-term borrowings and current maturities of long-term debt as of June 30, 2026. The debt extinguishment loss recorded in connection with the repayment was not material. Including the July repayment, we used cash on hand to repay $200 million of outstanding principal under our term loans on a cumulative basis year to date.
The interest rate on our 2026 Term Loan B Facility was approximately 5.12% as of June 30, 2026.
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
In the second quarter of 2026, we repurchased 341 thousand shares of common stock with an aggregate value of $70 million at an average price of $205.22 per share. In the first six months of 2026, we repurchased 497 thousand shares of common stock with an aggregate value of $100 million at an average price of $201.13 per share. The share repurchases were funded by cash on hand. In the second quarter and first six months of 2025, we repurchased 83 thousand shares of common stock with an aggregate value of $10 million at an average price of $120.41 per share. As of June 30, 2026, our remaining share repurchase authorization was $525 million, reflecting $225 million of cumulative repurchases to date under the program.
8. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$162	$106	$263	$175

Basic weighted-average common shares	117	118	117	118
Dilutive effect of stock-based awards	1	2	1	2
Diluted weighted-average common shares	118	119	119	119

Basic earnings per share	$1.38	$0.90	$2.24	$1.49

Diluted earnings per share	$1.36	$0.89	$2.22	$1.47

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

After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the fronting insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning application of certain policy pollution exclusions. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment and determined that the fronting policies do provide coverage for the environmental and product liability claims. The pollution exclusion and allocation issues remained open. The trial on the pollution exclusion issue took place in October 2024, where the jury issued a favorable verdict, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial addressing legal and factual issues relating to the allocation of defense and indemnity costs among the applicable insurance policies took place during the first half of 2025 and final hearings on allocation and potential application of prejudgment interest took place in October 2025 and early February 2026, respectively. A hearing on the final judgment occurred in May 2026, and the court entered its final judgment. In the third quarter of 2025, in anticipation of a final judgment, we revised our estimate for our share of the liability associated with this matter and recognized a charge of approximately $35 million, which included an allocation of defense and indemnity costs already incurred by Allianz as well as an estimate of future allocated defense and indemnity costs. The final judgment entered was in alignment with the amount accrued and the expected allocation of defense and indemnity costs already incurred by Allianz. The final judgment is now subject to appeal by Allianz as well as multiple defendants, with Notice of Appeal submitted in June 2026. No appellate schedule, including briefing schedule, has yet been established, nor have the portions of the final judgment which are subject to the appeals been identified.
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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of June 30, 2026, we had approximately 38,000 employees serving approximately 55,000 customers through 586 owned and leased locations in 17 countries.
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
North American LTL Segment
LTL in North America is a bedrock industry providing a critical service to the economy, with secular growth drivers, a favorable pricing environment and an established competitive landscape. XPO operates one of the largest LTL networks in North America, with approximately 9% share of the U.S. market, estimated to be $52 billion in 2025.

Our network serves approximately 38,000 shippers with critical geographic density and day-definite domestic services to approximately 99% of U.S. ZIP codes, as well as cross-border services to Mexico, Canada and the Caribbean. We operate the business to high service standards for on-time delivery and damage-free transport, while balancing our network to leverage our fixed costs. In 2025, we developed new linehaul models that use artificial intelligence (AI) to improve the efficiency of our freight flows, piloted routing innovations for pickup-and-delivery operations and continued to improve productivity with real-time labor analytics at the service center level. Our proprietary developments in intelligent automation and AI-enabled decision-making are directly enhancing profitability.
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
This positions us to capture profitable market share gains and drive higher incremental margins as market conditions improve. LTL industry capacity is currently constrained below pre-pandemic levels in North America, and we believe that our combination of capacity and technology puts us in a unique position to respond quickly to rebounds in demand as the freight recession eases.
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

An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended June 30, 2026, we moved approximately 16 billion pounds of freight 784 million miles, including moving linehaul freight an average of 2.5 million miles a day.
With intelligent route-building, we can reduce empty miles in our linehaul network and improve load factor. Our proprietary optimization models analyze massive amounts of data including volume, capacity, and dimensions and generate instructions to maximize trailer utilization, reduce cost, and enhance service. We use our real-time visualization tools to drive efficiencies with pickups and deliveries and a robust pricing platform for contractual account management.
Consolidated Summary Financial Table

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$2,355	$2,080	100.0%	100.0%	13.2%	$4,451	$4,034	100.0%	100.0%	10.3%
Salaries, wages and employee benefits	929	871	39.4%	41.9%	6.7%	1,809	1,703	40.6%	42.2%	6.2%
Purchased transportation	464	426	19.7%	20.5%	8.9%	887	826	19.9%	20.5%	7.4%
Fuel, operating expenses and supplies	476	384	20.2%	18.5%	24.0%	899	777	20.2%	19.3%	15.7%
Operating taxes and licenses	22	21	0.9%	1.0%	4.8%	43	40	1.0%	1.0%	7.5%
Insurance and claims	40	40	1.7%	1.9%	—%	75	75	1.7%	1.9%	—%
Gains on sales of property and equipment	(7)	(1)	(0.3)%	—%	600.0%	(8)	(3)	(0.2)%	(0.1)%	166.7%
Depreciation and amortization expense	134	131	5.7%	6.3%	2.3%	265	254	5.9%	6.3%	4.3%
Pre-Con-way acquisition environmental matter	1	—	0.1%	—%	NM	1	—	—%	—%	NM
Legal matters	—	(2)	—%	(0.1)%	(100.0)%	—	(13)	—%	(0.3)%	(100.0)%
Transaction and integration costs	2	3	0.1%	0.1%	(33.3)%	4	6	0.1%	0.1%	(33.3)%
Restructuring costs	22	8	0.9%	0.4%	175.0%	31	20	0.7%	0.5%	55.0%
Operating income	271	198	11.5%	9.5%	36.9%	445	349	10.0%	8.7%	27.5%
Other income	(4)	(2)	(0.2)%	(0.1)%	100.0%	(7)	(3)	(0.2)%	(0.1)%	133.3%
Debt extinguishment loss	5	—	0.2%	—%	NM	5	5	0.1%	0.1%	—%
Interest expense	51	56	2.2%	2.7%	(8.9)%	104	112	2.3%	2.8%	(7.1)%
Income before income tax provision	218	143	9.2%	6.9%	52.4%	342	234	7.7%	5.8%	46.2%
Income tax provision	56	37	2.4%	1.8%	51.4%	79	59	1.8%	1.5%	33.9%
Net income	$162	$106	6.9%	5.1%	52.8%	$263	$175	5.9%	4.3%	50.3%
NM - Not meaningful.
Three and Six Months Ended June 30, 2026 Compared with Three and Six Months Ended June 30, 2025
Our consolidated revenue for the second quarter of 2026 increased 13.2% to $2.4 billion, compared with the same quarter in 2025. Our consolidated revenue for the first six months of 2026 increased 10.3% to $4.5 billion, compared with the same period in 2025. Foreign currency movement increased revenue by approximately 1.0 percentage point in the second quarter of 2026 and by approximately 2.6 percentage points in the first six months of 2026. The increase in revenue during the second quarter of 2026 and the first six months of 2026 compared to the same periods in 2025, after taking into effect the impact of foreign currency movements, primarily reflects higher revenue in both our North American LTL and European Transportation segments, further explained below, and includes the impact of higher revenue from fuel surcharges.

Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the second quarter of 2026 was $929 million, or 39.4% of revenue, compared with $871 million, or 41.9% of revenue, for the same quarter in 2025. Salaries, wages and employee benefits for the first six months of 2026 was $1.8 billion, or 40.6% of revenue, compared with $1.7 billion, or 42.2% of revenue, for the same period in 2025. The year-over-year increase in both periods primarily reflects wage inflation, higher volumes and higher incentive compensation, partially offset by productivity improvements enabled by our AI-driven optimization tools. As a percentage of revenue, the year-over-year decrease reflects leveraging compensation costs across a larger revenue base.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the second quarter of 2026 was $464 million, or 19.7% of revenue, compared with $426 million, or 20.5% of revenue, for the same quarter in 2025. Purchased transportation for the first six months of 2026 was $887 million, or 19.9% of revenue, compared with $826 million, or 20.5% of revenue, for the same period in 2025. The year-over-year increase in both periods primarily reflects higher prices for purchased transportation, driven in part by higher fuel prices, partially offset by the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment. As a percentage of revenue, the year-over-year decrease reflects proportionally higher revenue growth.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the second quarter of 2026 was $476 million, or 20.2% of revenue, compared with $384 million, or 18.5% of revenue, for the same quarter in 2025. Fuel, operating expenses and supplies for the first six months of 2026 was $899 million, or 20.2% of revenue, compared with $777 million, or 19.3% of revenue, for the same period in 2025. As a percentage of revenue, the year-over-year increase in both periods primarily reflects higher fuel costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the second quarter of 2026 was $22 million, compared with $21 million for the same period in 2025. Operating taxes and licenses for the first six months of 2026 was $43 million, compared with $40 million for the same period in 2025.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the second quarter of 2026 was $40 million, compared with $40 million for the same quarter in 2025. Insurance and claims for the first six months of 2026 was $75 million, compared with $75 million for the same period in 2025.
Gains on sales of property and equipment for the second quarter of 2026 was $7 million, compared with $1 million for the same quarter in 2025. Gains on sales of property and equipment for the first six months of 2026 was $8 million, compared with $3 million for the same period in 2025. The year-over-year increase was due to the timing of gains on real estate transactions in our North American LTL segment.
Depreciation and amortization expense for the second quarter of 2026 was $134 million, compared with $131 million for the same quarter in 2025. Depreciation and amortization expense for the first six months of 2026 was $265 million, compared with $254 million for the same period in 2025. The year-over-year increase primarily reflects the impact of capital investments in property, tractors and trailers in our North American LTL segment.
Legal matters for the second quarter of 2025 and the first six months of 2025 was a gain of $2 million and $13 million, respectively, which reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015. There was no comparable gain or loss in the first six months of 2026.
Transaction and integration costs for the second quarter of 2026 were $2 million, compared with $3 million for the same quarter in 2025. Transaction and integration costs for the first six months of 2026 were $4 million, compared with $6 million for the same period in 2025.

Restructuring costs for the second quarter of 2026 were $22 million, compared with $8 million for the same quarter in 2025. Restructuring costs for the first six months of 2026 were $31 million, compared with $20 million for the same period in 2025. Restructuring costs in both periods primarily related to restructuring actions in our European Transportation segment. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the second quarter of 2026 was $4 million, compared with $2 million for the same quarter in 2025. Other income for the first six months of 2026 was $7 million, compared with $3 million for the same period in 2025. The year-over-year increase in both periods primarily reflects an increase in net periodic pension income.
Debt extinguishment loss for the second quarter of 2026 was $5 million, compared with $0 million for the same period in 2025. Debt extinguishment loss for the first six months of 2026 was $5 million, compared with $5 million for the same period in 2025. Debt extinguishment loss in both years primarily related to refinancings of our term loan facility.
Interest expense decreased to $51 million for the second quarter of 2026, compared with $56 million for the same quarter in 2025. Interest expense decreased to $104 million for the first six months of 2026, compared with $112 million for the same period in 2025. The year-over-year decrease is primarily due to the repayment of debt as well as lower interest rates on our variable rate debt.
Our effective income tax rates were 25.8% and 25.9% for the second quarters of 2026 and 2025, respectively, and 23.1% and 25.3% for the first six months of 2026 and 2025, respectively. The effective income tax rates for the second quarter and six-month periods of 2026 and 2025 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented.
The effective tax rate for the second quarter of 2026 was consistent with the second quarter of 2025, remaining essentially flat year over year. The primary items impacting the effective tax rate for the second quarter of 2026 were losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation.
The decrease in our effective income tax rate for the first six months of 2026 compared to the same period in 2025 was primarily driven by an increase in a discrete tax benefit from stock-based compensation and a change in estimate related to the discrete benefit associated with a legal entity reorganization in our European Transportation business that occurred in 2024, partially offset by losses for which no tax benefit can be recognized. The primary items impacting the effective tax rate for the first six months of 2026 were losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation partially offset by a discrete tax benefit from stock-based compensation.
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

North American Less-Than-Truckload Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$1,428	$1,240	100.0%	100.0%	15.2%	$2,657	$2,412	100.0%	100.0%	10.2%
Adjusted EBITDA (1)	390	300	27.3%	24.2%	30.0%	680	550	25.6%	22.8%	23.6%
Depreciation and amortization	100	96	7.0%	7.7%	4.2%	197	185	7.4%	7.7%	6.5%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 15.2% to $1.4 billion for the second quarter of 2026, compared with $1.2 billion for the same quarter in 2025. Revenue in our North American LTL segment increased 10.2% to $2.7 billion for the first six months of 2026, compared with $2.4 billion for the same period in 2025. Revenue included fuel surcharge revenue of $314 million and $183 million, respectively, for the second quarters of 2026 and 2025, and $515 million and $361 million, respectively, for the first six months of 2026 and 2025. The increase in fuel surcharge revenue was primarily driven by higher diesel prices.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change %	2026	2025	Change %
Pounds per day (thousands)	68,463	67,813	1.0%	66,998	66,625	0.6%
Shipments per day	52,229	50,782	2.8%	51,041	49,596	2.9%
Average weight per shipment (in pounds)	1,311	1,335	(1.8)%	1,313	1,343	(2.3)%
Gross revenue per hundredweight, excluding fuel surcharges	$26.09	$24.99	4.4%	$25.91	$24.86	4.2%
Percentages presented are calculated using the underlying unrounded amounts.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for both the second quarter and first six months of 2026 reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives, and higher tonnage. The increase in tonnage for both the second quarter and first six months of 2026 reflects higher shipments per day partially offset by lower average weight per shipment.
Adjusted EBITDA was $390 million for the second quarter of 2026, compared with $300 million for the same quarter in 2025. Adjusted EBITDA was $680 million for the first six months of 2026, compared with $550 million for the same period in 2025. The increase in adjusted EBITDA reflects higher yield, shipments per day and fuel surcharge revenue, as well as productivity improvements, partially offset by lower average weight per shipment, higher fuel costs and wage inflation.
Depreciation and amortization expense increased to $100 million in the second quarter of 2026 compared with $96 million for the same quarter in 2025. Depreciation and amortization expense increased to $197 million in the first six months of 2026 compared with $185 million for the same period in 2025. The year-over-year increase was primarily due to the impact of capital investments in property, tractors and trailers.

European Transportation Segment

	Three Months Ended June 30,		Percent of Revenue		Change	Six Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$927	$841	100.0%	100.0%	10.2%	$1,794	$1,622	100.0%	100.0%	10.6%
Adjusted EBITDA (1)	48	44	5.2%	5.2%	9.1%	81	76	4.5%	4.7%	6.6%
Depreciation and amortization	33	34	3.6%	4.0%	(2.9)%	66	67	3.7%	4.1%	(1.5)%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 10.2% to $927 million for the second quarter of 2026, compared with $841 million for the same quarter in 2025. Revenue increased 10.6% to $1.8 billion for the first six months of 2026, compared with $1.6 billion for the same period in 2025. Foreign currency movement increased revenue by approximately 2.4 percentage points in the second quarter of 2026 and by approximately 6.4 percentage points in the first six months of 2026. The increase in revenue reflects improved pricing, the impact of foreign currency movements and higher fuel revenue.
Adjusted EBITDA was $48 million for the second quarter of 2026, compared with $44 million for the same quarter in 2025. Adjusted EBITDA was $81 million for the first six months of 2026, compared with $76 million for the same period in 2025. The increase in adjusted EBITDA in both the second quarter and the first six months of 2026 primarily reflects higher revenue, partially offset by higher fuel costs, operating lease and facility costs, purchased transportation and salaries, wages and employee benefits.
Depreciation and amortization expense decreased to $33 million in the second quarter of 2026, compared with $34 million for the same quarter in 2025. Depreciation and amortization expense decreased to $66 million in the first six months of 2026, compared with $67 million for the same period in 2025.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $298 million as of June 30, 2026, compared to $310 million as of December 31, 2025. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings available under our Revolving Credit Facility (as defined below); and (iii) proceeds from the issuance of other debt. As of June 30, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $131 million in aggregate face amount of letters of credit as of June 30, 2026.
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
As of June 30, 2026, total liquidity, comprised of cash and cash equivalents and availability under the Revolving Credit Facility, was approximately $898 million. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months and for the foreseeable future thereafter.
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

The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $228 million as of June 30, 2026). As of June 30, 2026, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. In January 2026, the program was amended to extend the maturity date through March 2029.
Term Loan A Facility
In May 2026, we entered into a Senior Secured Term Loan A Credit Agreement (the “Term Loan A Credit Agreement”). The agreement provides for a senior secured term loan A facility in an initial aggregate amount of $500 million, maturing on May 29, 2029 (the “Term Loan A Facility”). Proceeds from the Term Loan A Facility were drawn in full on the closing date and, together with the proceeds from the 2026 Term Loan B Facility, defined below, were used to repay borrowings under the existing term loan B credit agreement.
The Term Loan A Facility bears interest at a rate per annum equal to, at the Company’s option, either alternate base rate (“ABR”) or Term Secured Overnight Financing Rate (“SOFR”) plus (i) in the case of ABR loans, 0.25% or, (ii) in the case of Term SOFR loans, 1.25%, which, on or after September 30, 2026, shall be reduced by 0.125% upon achievement of a leverage ratio defined in the Term Loan A Credit Agreement. In the third year of the facility, the Term Loan A Facility is subject to amortization of principal, payable in quarterly installments, equal to 5% of the original principal amount per annum, which may be reduced by prepayments.
Subject to customary exceptions, the Term Loan A Facility includes customary prepayment requirements, representations and warranties, events of default, reporting and other affirmative and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, and is secured by a lien on substantially all of our assets and the assets of our guarantors. Certain covenants under the Term Loan A Credit Agreement will terminate or be amended, and all guarantees and liens securing the facility will be released, upon the Company’s achievement of investment grade ratings from at least two rating agencies.
As of June 30, 2026, we were in compliance with the Term Loan A Facility’s financial covenants. The interest rate on our Term Loan A Facility was approximately 4.87% as of June 30, 2026.
Term Loan B Facility
In May 2026, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan B Credit Agreement”). Pursuant to the amendment, the lenders provided the Company a new tranche of Term B-4 loans in an initial aggregate principal amount of $385 million, maturing on February 1, 2031 (the “2026 Term Loan B Facility”). The proceeds from the 2026 Term Loan B Facility, together with the proceeds from the Term Loan A Facility, were used to repay $885 million of outstanding principal, representing all outstanding indebtedness under our existing term loan B credit agreement. During the first half of 2026, prior to the refinancing, we used cash on hand to repay $100 million of outstanding principal under the existing term loan B credit agreement. We recorded a debt extinguishment loss of $5 million during the six months ended June 30, 2026, primarily related to the refinancing, and a debt extinguishment loss of $5 million during the six months ended June 30, 2025 related to the refinancing of our term loans in February 2025.
The 2026 Term Loan B Facility bears interest at a rate per annum equal to, at the Company’s option, either ABR or Term SOFR plus (i) in the case of ABR loans, 0.50% or, (ii) in the case of Term SOFR loans, 1.50%, which, after November 29, 2026, shall be reduced by 0.125% upon achievement of a leverage ratio defined in the Amended Term Loan B Credit Agreement.
The 2026 Term Loan B Facility includes customary prepayment requirements, representations and warranties, events of default, reporting and other affirmative and negative covenants, including limitations on indebtedness, liens, investments, dividends, repayments of junior financings and asset sales, subject to customary exceptions.
In July 2026, we used cash on hand to repay $100 million of outstanding principal under the 2026 Term Loan B Facility, which was classified within Short-term borrowings and current maturities of long-term debt as of June 30, 2026. The debt extinguishment loss recorded in connection with the repayment was not material. Including the July repayment, we used cash on hand to repay $200 million of outstanding principal under our term loans on a cumulative basis year to date.

The interest rate on our 2026 Term Loan B Facility was approximately 5.12% as of June 30, 2026.
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
In the second quarter of 2026, we repurchased 341 thousand shares of common stock with an aggregate value of $70 million at an average price of $205.22 per share. In the first six months of 2026, we repurchased 497 thousand shares of common stock with an aggregate value of $100 million at an average price of $201.13 per share. The share repurchases were funded by cash on hand. In the second quarter and first six months of 2025, we repurchased 83 thousand shares of common stock with an aggregate value of $10 million at an average price of $120.41 per share. As of June 30, 2026, our remaining share repurchase authorization was $525 million, reflecting $225 million of cumulative repurchases to date under the program.
Loan Covenants and Compliance
As of June 30, 2026, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Six Months Ended June 30,
(In millions)	2026	2025
Net cash provided by operating activities	$491	$389
Net cash used in investing activities	(208)	(382)
Net cash used in financing activities	(300)	(74)
During the six months ended June 30, 2026, we (i) generated cash from operating activities of $491 million and (ii) received proceeds of $885 million from the issuance of the Term Loan A Facility and the 2026 Term Loan B Facility. We used cash during the period primarily to: (i) repay $985 million of outstanding principal under our existing term loan B credit agreement; (ii) purchase property and equipment of $238 million; (iii) repurchase common stock of $100 million; (iv) make net payments of $88 million related to tax withholding obligations in connection with the vesting of stock compensation awards; and (v) repay $39 million of finance leases and other debt.
During the six months ended June 30, 2025, we generated cash from operating activities of $389 million. We used cash during this period primarily to: (i) purchase property and equipment of $395 million; (ii) make net payments of $48 million related to tax withholding obligations in connection with the vesting of stock compensation awards; and (iii) repay $36 million of finance leases and other debt.
Cash flows from operating activities for the six months ended June 30, 2026 increased by $102 million, compared with the same period in 2025. The increase primarily reflects higher net income of $88 million in the first six months of 2026, compared with the same period in 2025.
Investing activities used $208 million of cash in the six months ended June 30, 2026 and $382 million of cash in the six months ended June 30, 2025. During the six months ended June 30, 2026, we used $238 million to purchase property and equipment, as compared to a $395 million usage of cash in the same period in 2025. The decrease is due to planned reductions in capital expenditures in 2026 compared to 2025.

Financing activities used $300 million of cash in the six months ended June 30, 2026 and $74 million of cash in the six months ended June 30, 2025. The primary uses of cash from financing activities during the first six months of 2026 were $985 million to repay outstanding principal under our existing term loan B credit agreement, $100 million to repurchase common stock, $88 million to make net payments for tax withholdings on vested stock compensation awards, primarily during the first quarter of 2026, and $39 million to repay finance leases and other debt. The primary uses of cash from financing activities during the first six months of 2025 were $48 million to make net payments for tax withholdings on vested stock compensation awards, primarily during the first quarter of 2025, and $36 million to repay finance leases and other debt. The primary source of cash from financing activities during the first six months of 2026 was $885 million of proceeds from the issuance of the Term Loan A Facility and the 2026 Term Loan B Facility and $26 million of proceeds from bank overdrafts, compared to $22 million of proceeds from bank overdrafts in the same period of 2025.
Except as set forth above under Term Loan A Facility and Term Loan B Facility, there were no material changes to our December 31, 2025 contractual obligations during the six months ended June 30, 2026. We anticipate full year gross capital expenditures to be between $500 million and $600 million in 2026, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026, as compared with the quantitative and qualitative disclosures about market risk described in our 2025 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended June 30, 2026.
Issuer Purchases of Equity Securities

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	8,278	$217.41	8,278	$593
May 1, 2026 - May 31, 2026	332,797	204.92	332,797	525
June 1, 2026 - June 30, 2026	—	—	—	525
Total	341,075	$205.22	341,075	$525
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On June 15, 2026, each of Kyle Wismans, Chief Financial Officer, and David Bates, Chief Operating Officer, entered into a 10b5-1 trading plan. The trading plan for Mr. Wismans provides for the potential sale of up to 16,378 shares of Company common stock. The trading plan for Mr. Bates provides for the sale of up to 15,456 shares of Company common stock. Amounts may include shares to be earned as performance-based restricted stock unit awards and are presented at their target amounts. The actual number of shares earned, if any, will depend on the relative attainment of the performance metrics. Each of the trading plans will be in effect until the earlier of (i) August 31, 2027 and (ii) the date upon the completion or expiration of all transactions under the trading plan. Each of the trading plans were entered into during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Amendment No. 11 to Credit Agreement, dated as of May 29, 2026, by and among XPO, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

10.2
Senior Secured Term Loan A Credit Agreement, dated as of May 29, 2026, by and among XPO, Inc., the subsidiaries signatory thereto, as guarantors, the lenders party thereto and Wells Fargo Bank, National Association as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026.

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
Date: July 30, 2026