Form 10-Q
period 2026-09-30
XPO, Inc.
filed 2026-10-29
CIK 1166003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
Form 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 23, 2026, there were 116,508,895 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

XPO, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

Part I—Financial Information
Item 1. Financial Statements.
XPO, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In millions, except per share data)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$260	$310
Accounts receivable, net of allowances of $41 and $40, respectively	1,250	1,035
Other current assets	249	285
Total current assets	1,759	1,630
Long-term assets
Property and equipment, net of $2,481 and $2,360 in accumulated depreciation, respectively	3,679	3,664
Operating lease assets	798	777
Goodwill	1,524	1,547
Identifiable intangible assets, net of $617 and $580 in accumulated amortization, respectively	266	311
Other long-term assets	282	265
Total long-term assets	6,549	6,564
Total assets	$8,308	$8,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$485	$455
Accrued expenses	878	760
Short-term borrowings and current maturities of long-term debt	129	60
Short-term operating lease liabilities	170	166
Other current liabilities	123	113
Total current liabilities	1,785	1,555
Long-term liabilities
Long-term debt	2,995	3,253
Deferred tax liability	524	482
Employee benefit obligations	82	86
Long-term operating lease liabilities	627	611
Other long-term liabilities	322	345
Total long-term liabilities	4,550	4,778
Stockholders’ equity
Common stock, $0.001 par value; 300 shares authorized; 117 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	834	1,160
Retained earnings	1,332	888
Accumulated other comprehensive loss	(192)	(187)
Total equity	1,973	1,861
Total liabilities and equity	$8,308	$8,194
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$2,373	$2,111	$6,823	$6,146
Salaries, wages and employee benefits	949	876	2,759	2,579
Purchased transportation	451	424	1,338	1,250
Fuel, operating expenses and supplies	488	406	1,387	1,183
Operating taxes and licenses	20	21	63	61
Insurance and claims	32	43	107	118
(Gains) losses on sales of property and equipment	2	1	(6)	(2)
Depreciation and amortization expense	134	134	398	388
Pre-Con-way acquisition environmental matter	—	35	1	35
Legal matters	—	—	—	(13)
Transaction and integration costs	3	1	7	7
Restructuring costs	5	6	36	26
Operating income	288	164	733	513
Other income	(3)	(2)	(10)	(4)
Debt extinguishment loss	1	—	6	5
Interest expense	50	54	155	166
Income before income tax provision	240	112	582	346
Income tax provision	60	30	138	89
Net income	$181	$82	$444	$257

Earnings per share data
Basic earnings per share	$1.55	$0.69	$3.79	$2.18
Diluted earnings per share	$1.53	$0.68	$3.75	$2.15

Weighted-average common shares outstanding
Basic weighted-average common shares outstanding	117	118	117	118
Diluted weighted-average common shares outstanding	118	120	118	120
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$181	$82	$444	$257

Other comprehensive income (loss), net of tax
Foreign currency translation gain (loss), net of tax effect of $(2), $(1), $(6) and $19	$2	$(9)	$(7)	$39
Unrealized gain (loss) on financial assets/liabilities designated as hedging instruments, net of tax effect of $—, $—, $(1) and $—	—	—	1	(1)
Other comprehensive income (loss)	1	(9)	(6)	38
Comprehensive income	$182	$73	$438	$294
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities
Net income	$444	$257
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	398	388
Stock compensation expense	45	46
Accretion of debt	8	8
Deferred tax expense	35	72
Gains on sales of property and equipment	(6)	(2)
Other	25	19
Changes in assets and liabilities
Accounts receivable	(256)	(106)
Other assets	32	18
Accounts payable	47	(14)
Accrued expenses and other liabilities	133	76
Net cash provided by operating activities	906	760
Cash flows from investing activities
Payment for purchases of property and equipment	(369)	(551)
Proceeds from sale of property and equipment	40	18
Payment for settlement of cross-currency swaps	(3)	—
Net cash used in investing activities	(331)	(532)
Cash flows from financing activities
Proceeds from issuance of debt	885	—
Repayment of debt	(1,085)	(50)
Repayment of finance leases and other debt	(60)	(56)
Payment for debt issuance costs	(1)	(3)
Repurchase of common stock	(250)	(57)
Change in bank overdrafts	9	24
Payment for tax withholdings for restricted shares	(124)	(47)
Other	4	3
Net cash used in financing activities	(622)	(185)
Effect of exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46)	42
Cash, cash equivalents and restricted cash, beginning of period	330	298
Cash, cash equivalents and restricted cash, end of period	$284	$341
Supplemental disclosure of cash flow information
Unsettled repurchase of common stock	$—	$(3)
Leased assets obtained in exchange for new operating lease liabilities	191	155
Leased assets obtained in exchange for new finance lease liabilities	26	34
Assets recognized during construction period under financing arrangements	31	—
Cash paid for interest	145	158
Cash paid (received) for income taxes, net of refunds	58	(11)
Amounts may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

XPO, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2026	117,083	$—	$1,005	$1,151	$(194)	$1,962
Net income	—	—	—	181	—	181
Other comprehensive income (loss)	—	—	—	—	1	1
Exercise and vesting of stock compensation awards	191	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(36)	—	—	(36)
Retirement of common stock	(765)	—	(150)	—	—	(150)
Stock compensation expense	—	—	15	—	—	15
Balance as of September 30, 2026	116,509	$—	$834	$1,332	$(192)	$1,973

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2025	116,954	$—	$1,160	$888	$(187)	$1,861
Net income	—	—	—	444	—	444
Other comprehensive income (loss)	—	—	—	—	(6)	(6)
Exercise and vesting of stock compensation awards	817	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(124)	—	—	(124)
Retirement of common stock	(1,262)	—	(250)	—	—	(250)
Stock compensation expense	—	—	45	—	—	45
Other	—	—	2	—	—	2
Balance as of September 30, 2026	116,509	$—	$834	$1,332	$(192)	$1,973

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of June 30, 2025	117,745	$—	$1,233	$747	$(199)	$1,781
Net income	—	—	—	82	—	82
Other comprehensive income (loss)	—	—	—	—	(9)	(9)
Exercise and vesting of stock compensation awards	26	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(2)	—	—	(2)
Retirement of common stock	(388)	—	(50)	—	—	(50)
Stock compensation expense	—	—	16	—	—	16
Balance as of September 30, 2025	117,384	$—	$1,196	$829	$(208)	$1,817

	Common Stock
(Shares in thousands, dollars in millions)	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2024	117,174	$—	$1,274	$572	$(246)	$1,601
Net income	—	—	—	257	—	257
Other comprehensive income (loss)	—	—	—	—	38	38
Exercise and vesting of stock compensation awards	681	—	—	—	—	—
Tax withholdings related to vesting of stock compensation awards	—	—	(66)	—	—	(66)
Retirement of common stock	(471)	—	(60)	—	—	(60)
Stock compensation expense	—	—	46	—	—	46
Other	—	—	2	—	—	2
Balance as of September 30, 2025	117,384	$—	$1,196	$829	$(208)	$1,817

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
The Condensed Consolidated Financial Statements are not audited but reflect all adjustments that are of a normal recurring nature and are necessary for a fair presentation of the financial condition, operating results and cash flows for the interim periods presented. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
Within our Condensed Consolidated Financial Statements and the accompanying notes, certain amounts may not add due to the use of rounded numbers. Unless otherwise indicated, percentages presented are calculated from the underlying numbers in millions.
Restricted Cash
As of September 30, 2026 and December 31, 2025, our restricted cash included in Other long-term assets on our Condensed Consolidated Balance Sheets was $24 million and $20 million, respectively.
Trade Receivables Securitization and Factoring Programs
In our European Transportation business, we sell certain of our trade accounts receivable under securitization and factoring programs. We use trade receivables securitization and factoring programs to help manage our cash flows and offset the impact of extended payment terms for some of our customers.
The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $227 million as of September 30, 2026). As of September 30, 2026, the maximum amount available under the program was utilized. The weighted average interest rate was 3.95% as of September 30, 2026. The program expires in March 2029.

Information related to the trade receivables sold was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Securitization programs
Receivables sold in period	$476	$487	$1,420	$1,407
Cash consideration	476	487	1,420	1,407

Factoring programs
Receivables sold in period	21	15	64	52
Cash consideration	21	14	62	49
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
We base our fair value estimates on market assumptions and available information. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and current maturities of long-term debt approximated their fair values as of September 30, 2026 and December 31, 2025 due to their short-term nature and/or being receivable or payable on demand. The Level 1 cash equivalents include money market funds valued using quoted prices in active markets and cash deposited for the securitization program.
The fair value hierarchy of cash equivalents was as follows:

(In millions)	Carrying Value	Fair Value	Level 1
September 30, 2026	$220	$220	$220
December 31, 2025	285	285	285
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

The following tables present revenue and significant segment expenses that are included within adjusted EBITDA:

	Three Months Ended September 30, 2026
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,473	$900	$—	$2,373
Salaries, wages and employee benefits	720	225	4	949
Purchased transportation	40	411	—	451
Fuel, operating expenses and supplies	291	196	—	488
Operating taxes and licenses	16	4	—	20
Insurance and claims	18	15	—	32
(Gains) losses on sales of property and equipment	3	(1)	—	2
Pension (income) expense	(4)	—	—	(4)
Adjusted EBITDA	$389	$48	$(4)	$433

	Three Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$1,255	$857	$—	$2,111
Salaries, wages and employee benefits	648	224	4	876
Purchased transportation	30	394	—	424
Fuel, operating expenses and supplies	225	180	—	406
Operating taxes and licenses	17	4	—	21
Insurance and claims	27	16	—	43
(Gains) losses on sales of property and equipment	2	(1)	—	1
Pension (income) expense	(2)	—	—	(1)
Adjusted EBITDA	$308	$38	$(4)	$342

	Nine Months Ended September 30, 2026
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$4,130	$2,694	$—	$6,823
Salaries, wages and employee benefits	2,051	696	12	2,759
Purchased transportation	109	1,229	—	1,338
Fuel, operating expenses and supplies	803	584	—	1,387
Operating taxes and licenses	49	14	—	63
Insurance and claims	60	46	—	107
(Gains) losses on sales of property and equipment	(1)	(5)	—	(6)
Pension (income) expense	(11)	—	—	(11)
Other (income) expense	—	1	—	1
Adjusted EBITDA	$1,070	$129	$(13)	$1,186

	Nine Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Corporate (1)	Total
Revenue	$3,667	$2,479	$—	$6,146
Salaries, wages and employee benefits	1,907	660	12	2,579
Purchased transportation	99	1,151	—	1,250
Fuel, operating expenses and supplies	679	505	—	1,183
Operating taxes and licenses	50	11	—	61
Insurance and claims	77	42	—	118
(Gains) losses on sales of property and equipment	4	(6)	—	(2)
Pension (income) expense	(5)	—	—	(4)
Other (income) expense	—	1	(1)	—
Adjusted EBITDA	$857	$115	$(12)	$960
(1)    Primarily represents unallocated corporate costs.

The following table presents adjusted EBITDA by segment and provides a reconciliation to consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Adjusted EBITDA
North American LTL	$389	$308	$1,070	$857
European Transportation	48	38	129	115
Corporate	(4)	(4)	(13)	(12)
Total Adjusted EBITDA	433	342	1,186	960
Less:
Debt extinguishment loss	1	—	6	5
Interest expense	50	54	155	166
Income tax provision	60	30	138	89
Depreciation and amortization expense	134	134	398	388
Pre-Con-way acquisition environmental matter (1)	—	35	1	35
Legal matters (2)	—	—	—	(13)
Transaction and integration costs	3	1	7	7
Restructuring costs	5	6	36	26
Net Income	$181	$82	$444	$257
(1)    Relates to environmental and product liability claims involving a former subsidiary of Con-way, which was sold prior to XPO's acquisition of Con-way in 2015.
(2)    Reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015.
The following table presents depreciation and amortization expense by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Depreciation and amortization expense
North American LTL	$101	$98	$298	$283
European Transportation	32	35	98	101
Corporate	1	1	3	3
Total	$134	$134	$398	$388
As of September 30, 2026 and December 31, 2025, we held long-lived tangible assets outside of the U.S., including right of use assets, of $880 million and $844 million, respectively.

3. Revenue Recognition
Our revenue disaggregated by geographic area based on sales office location was as follows:

	Three Months Ended September 30, 2026
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,441	$—	$1,441
North America (excluding United States)	32	—	32
France	—	343	343
United Kingdom	—	334	334
Europe (excluding France and United Kingdom)	—	223	223
Total	$1,473	$900	$2,373

	Three Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$1,228	$—	$1,228
North America (excluding United States)	27	—	27
France	—	331	331
United Kingdom	—	305	305
Europe (excluding France and United Kingdom)	—	220	220
Total	$1,255	$857	$2,111

	Nine Months Ended September 30, 2026
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$4,041	$—	$4,041
North America (excluding United States)	89	—	89
France	—	1,050	1,050
United Kingdom	—	965	965
Europe (excluding France and United Kingdom)	—	679	679
Total	$4,130	$2,694	$6,823

	Nine Months Ended September 30, 2025
(In millions)	North American LTL	European Transportation	Total
Revenue
United States	$3,586	$—	$3,586
North America (excluding United States)	81	—	81
France	—	981	981
United Kingdom	—	845	845
Europe (excluding France and United Kingdom)	—	653	653
Total	$3,667	$2,479	$6,146

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
Our restructuring-related activity was as follows:

		Nine Months Ended September 30, 2026
(In millions)	Reserve Balance as of December 31, 2025	Charges Incurred	Payments	Reserve Balance as of September 30, 2026
Severance
North American LTL	$1	$—	$(1)	$—
European Transportation	3	25	(19)	9
Corporate	7	3	(8)	2
Total	$11	$28	$(28)	$11
In addition to the severance charges noted in the table above, we recorded restructuring-related charges in our European Transportation segment, North American LTL segment and Corporate of $6 million, $2 million and $1 million, respectively, during the first nine months of 2026, which are primarily facility-related costs.
We expect that the majority of the cash outlays related to the severance charges incurred in the first nine months of 2026 will be completed within 12 months.
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
The fair value of our derivative instruments and the related notional amounts were as follows:

	September 30, 2026
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$249	Other current assets	$—	Other current liabilities	$(24)
Cross-currency swap agreements	404	Other long-term assets	—	Other long-term liabilities	(27)
Interest rate swaps	550	Other current assets	—	Other current liabilities	—
Total			$—		$(51)

	December 31, 2025
		Derivative Assets		Derivative Liabilities
(In millions)	Notional Amount	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as hedges
Cross-currency swap agreements	$284	Other current assets	$—	Other current liabilities	$(32)
Cross-currency swap agreements	369	Other long-term assets	—	Other long-term liabilities	(44)
Interest rate swaps	550	Other current assets	—	Other current liabilities	(2)
Total			$—		$(78)
The derivatives are classified as Level 2 within the fair value hierarchy. The derivatives are valued using inputs other than quoted prices, such as foreign exchange rates and yield curves.
The effect of derivative and nonderivative instruments designated as hedges on our Condensed Consolidated Statements of Income was as follows:

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	$—	$—	$—	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	7	5	—	—	2	3
Total	$7	$4	$—	$1	$2	$3

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain Reclassified from AOCI into Net Income		Amount of Gain Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025	2026	2025
Derivatives designated as cash flow hedges
Interest rate swaps	$2	$(1)	$—	$1	$—	$—
Derivatives designated as net investment hedges
Cross-currency swap agreements	24	(79)	—	—	7	8
Total	$26	$(80)	$—	$1	$7	$8
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
During the term of the swap contracts, we receive interest on a quarterly basis from the counterparties based on USD fixed interest rates, and we pay interest, also on a quarterly basis, to the counterparties based on EUR fixed interest rates. At maturity, we will repay the original principal amount in EUR and receive the principal amount in USD. These agreements expire at various dates through 2028, including two swaps that were extended in October 2026.

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
6. Debt

	September 30, 2026		December 31, 2025
(In millions)	Principal Balance	Carrying Value	Principal Balance	Carrying Value
Term loan A facility	$500	$499	$—	$—
Term loan B facility	285	283	985	978
6.25% senior secured notes due 2028	830	826	830	825
7.125% senior notes due 2031	450	447	450	446
7.125% senior notes due 2032	585	578	585	577
6.70% senior debentures due 2034	300	234	300	230
Finance leases and other debt	257	257	257	257
Total debt	3,207	3,124	3,407	3,313
Short-term borrowings and current maturities of long-term debt	129	129	60	60
Long-term debt	$3,078	$2,995	$3,347	$3,253

The fair value of our debt and classification in the fair value hierarchy was as follows:

(In millions)	Fair Value	Level 1	Level 2
September 30, 2026	$3,216	$2,173	$1,043
December 31, 2025	3,499	2,254	1,246
We valued Level 1 debt using quoted prices in active markets and Level 2 debt using bid evaluation pricing models.

Revolving Credit Facility
Our revolving credit agreement provides for revolving credit commitments in an aggregate amount of $600 million (the “Revolving Credit Facility”), of which $200 million is available for issuances of letters of credit. The maturity date of the Revolving Credit Facility is April 30, 2030.
As of September 30, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million, and we were in compliance with the Revolving Credit Facility’s financial covenants.
Letters of Credit Facility
As of September 30, 2026, we have $131 million in aggregate face amount of letters of credit outstanding under our $200 million uncommitted secured evergreen letter of credit facility.
Term Loan A Facility
In May 2026, we entered into a Senior Secured Term Loan A Credit Agreement (the “Term Loan A Credit Agreement”). The agreement provides for a senior secured term loan A facility in an initial aggregate amount of $500 million, maturing on May 29, 2029 (the “Term Loan A Facility”). Proceeds from the Term Loan A Facility were drawn in full on the closing date and, together with the proceeds from the 2026 Term Loan B Facility, defined below, were used to repay borrowings under the prior term loan B credit agreement (the “Prior Term Loan B Facility”).
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
As of September 30, 2026, we were in compliance with the Term Loan A Facility’s financial covenants. The interest rate on our Term Loan A Facility was approximately 4.94% as of September 30, 2026.
Term Loan B Facility
In May 2026, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan B Credit Agreement”). Pursuant to the amendment, the lenders provided the Company a new tranche of Term B-4 loans in an initial aggregate principal amount of $385 million, maturing on February 1, 2031 (the “2026 Term Loan B Facility”). The proceeds from the 2026 Term Loan B Facility, together with the proceeds from the Term Loan A Facility, were used to repay $885 million of outstanding principal, representing all outstanding indebtedness under the Prior Term Loan B Facility.
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

During the first half of 2026, prior to the May 2026 refinancing, we used cash on hand to repay $100 million of outstanding principal under the Prior Term Loan B Facility and, in July 2026, we used cash on hand to repay $100 million of outstanding principal under the 2026 Term Loan B Facility. In October 2026, we used cash on hand to repay $75 million of outstanding principal under the 2026 Term Loan B Facility, which was classified within Short-term borrowings and current maturities of long-term debt as of September 30, 2026.
In total, we used cash on hand to repay $275 million of outstanding principal under our term loans on a cumulative basis year to date as of October 29, 2026. For full year 2025, we used cash on hand to repay $115 million of outstanding principal under the Prior Term Loan B Facility.
We recorded a debt extinguishment loss of $6 million during the nine months ended September 30, 2026, primarily related to the May 2026 refinancing, and a debt extinguishment loss of $5 million during the nine months ended September 30, 2025, primarily related to the refinancing of our term loans in February 2025.
The interest rate on our 2026 Term Loan B Facility was approximately 5.19% as of September 30, 2026.
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
In the third quarter of 2026, we repurchased 765 thousand shares of common stock with an aggregate value of $150 million at an average price of $196.05 per share. In the first nine months of 2026, we repurchased 1.3 million shares of common stock with an aggregate value of $250 million at an average price of $198.05 per share. The share repurchases were funded by cash on hand. In the third quarter of 2025, we repurchased 388 thousand shares of common stock with an aggregate value of $50 million at an average price of $128.86 per share. In the first nine months of 2025, we repurchased 471 thousand shares of common stock with an aggregate value of $60 million at an average price of $127.37 per share. As of September 30, 2026, our remaining share repurchase authorization was $375 million, reflecting $375 million of cumulative repurchases to date under the program.
8. Earnings per Share
The computations of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income	$181	$82	$444	$257

Basic weighted-average common shares	117	118	117	118
Dilutive effect of stock-based awards	1	2	1	2
Diluted weighted-average common shares	118	120	118	120

Basic earnings per share	$1.55	$0.69	$3.79	$2.18

Diluted earnings per share	$1.53	$0.68	$3.75	$2.15

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

After a seven-week jury trial in 2014, the jury found that Con-way and the fronting insurers never intended that the fronting insurers defend or indemnify any claims against Freightliner. In June 2015, Allianz appealed to the Oregon Court of Appeals. In May 2019, the Oregon Court of Appeals upheld the jury verdict. In September 2019, Allianz appealed to the Oregon Supreme Court. In March 2021, the Oregon Supreme Court reversed the jury verdict, holding that it was an error to allow the jury to decide how the parties intended the fronting policies to operate, and also holding that the trial court improperly instructed the jury concerning application of certain policy pollution exclusions. In July 2021, the matter was remanded to the trial court for further proceedings consistent with the Oregon Supreme Court’s decision. In June 2023, the trial court decided the parties’ cross-motions for summary judgment and determined that the fronting policies do provide coverage for the environmental and product liability claims. The pollution exclusion and allocation issues remained open. The trial on the pollution exclusion issue took place in October 2024, where the jury issued a favorable verdict, finding that the pollution exclusion applied to the General policy over several years for which Allianz seeks contribution. The trial addressing legal and factual issues relating to the allocation of defense and indemnity costs among the applicable insurance policies took place during the first half of 2025 and final hearings on allocation and potential application of prejudgment interest took place in October 2025 and early February 2026, respectively. A hearing on the final judgment occurred in May 2026, and the court entered its final judgment. In the third quarter of 2025, in anticipation of a final judgment, we revised our estimate for our share of the liability associated with this matter and recognized a charge of approximately $35 million, which included an allocation of defense and indemnity costs already incurred by Allianz as well as an estimate of future allocated defense and indemnity costs. The final judgment entered was in alignment with the amount accrued and the expected allocation of defense and indemnity costs already incurred by Allianz. The final judgment is now subject to appeal by Allianz as well as multiple defendants, with Notices of Appeal by Allianz and various defendants submitted in June 2026; the appeals have since been consolidated. No appellate schedule, including briefing schedule, has yet been established, nor have the portions of the final judgment which are subject to the appeals been identified.
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
Executive Summary
XPO, Inc., together with its subsidiaries (“XPO,” “we” or the “Company”), is a leading provider of freight transportation services, with company-specific avenues for value creation. We use our proprietary technology to move goods efficiently through our customers’ supply chains in North America and Europe. As of September 30, 2026, we had approximately 38,000 employees serving approximately 55,000 customers through 575 owned and leased locations in 17 countries.
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
Our LTL business historically has generated a high return on invested capital and robust free cash flow, funding our ongoing investments in people, capacity and technology. For example, since implementing our growth plan in the fourth quarter of 2021, we have added more than 2,500 net new doors to our network, expanding our presence in high-growth markets while improving our operating ratio.
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

An LTL network of our scale has hundreds of thousands of activities underway at any given time, all managed on our technology. For the trailing 12 months ended September 30, 2026, we moved approximately 17 billion pounds of freight 794 million miles, including moving linehaul freight an average of 2.6 million miles a day.
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
Consolidated Summary Financial Table

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$2,373	$2,111	100.0%	100.0%	12.4%	$6,823	$6,146	100.0%	100.0%	11.0%
Salaries, wages and employee benefits	949	876	40.0%	41.5%	8.3%	2,759	2,579	40.4%	42.0%	7.0%
Purchased transportation	451	424	19.0%	20.1%	6.4%	1,338	1,250	19.6%	20.3%	7.0%
Fuel, operating expenses and supplies	488	406	20.6%	19.2%	20.2%	1,387	1,183	20.3%	19.2%	17.2%
Operating taxes and licenses	20	21	0.8%	1.0%	(4.8)%	63	61	0.9%	1.0%	3.3%
Insurance and claims	32	43	1.3%	2.0%	(25.6)%	107	118	1.6%	1.9%	(9.3)%
(Gains) losses on sales of property and equipment	2	1	0.1%	—%	100.0%	(6)	(2)	(0.1)%	—%	200.0%
Depreciation and amortization expense	134	134	5.6%	6.3%	—%	398	388	5.8%	6.3%	2.6%
Pre-Con-way acquisition environmental matter	—	35	—%	1.7%	(100.0)%	1	35	—%	0.6%	(97.1)%
Legal matters	—	—	—%	—%	—%	—	(13)	—%	(0.2)%	(100.0)%
Transaction and integration costs	3	1	0.1%	—%	200.0%	7	7	0.1%	0.1%	—%
Restructuring costs	5	6	0.2%	0.3%	(16.7)%	36	26	0.5%	0.4%	38.5%
Operating income	288	164	12.1%	7.8%	75.6%	733	513	10.7%	8.3%	42.9%
Other income	(3)	(2)	(0.1)%	(0.1)%	50.0%	(10)	(4)	(0.1)%	(0.1)%	150.0%
Debt extinguishment loss	1	—	—%	—%	NM	6	5	0.1%	0.1%	20.0%
Interest expense	50	54	2.1%	2.6%	(7.4)%	155	166	2.3%	2.7%	(6.6)%
Income before income tax provision	240	112	10.1%	5.3%	114.3%	582	346	8.5%	5.6%	68.2%
Income tax provision	60	30	2.5%	1.4%	100.0%	138	89	2.0%	1.4%	55.1%
Net income	$181	$82	7.6%	3.9%	120.7%	$444	$257	6.5%	4.2%	72.8%
NM - Not meaningful.
Three and Nine Months Ended September 30, 2026 Compared with Three and Nine Months Ended September 30, 2025
Our consolidated revenue for the third quarter of 2026 increased 12.4% to $2.4 billion, compared with the same quarter in 2025. Our consolidated revenue for the first nine months of 2026 increased 11.0% to $6.8 billion, compared with the same period in 2025. Foreign currency movement decreased revenue by approximately 0.6 percentage points in the third quarter of 2026 and increased revenue by approximately 1.5 percentage points in the first nine months of 2026. The increase in revenue during the third quarter of 2026 and the first nine months of 2026 compared to the same periods in 2025, after taking into effect the impact of foreign currency movements, primarily reflects higher revenue in both our North American LTL and European Transportation segments, further explained below, and includes the impact of higher revenue from fuel surcharges.
Salaries, wages and employee benefits includes compensation-related costs for our employees, including salaries, wages, incentive compensation, healthcare-related costs and payroll taxes, and covers drivers and dockworkers, operations and facility workers and employees in support roles and other positions. Salaries, wages and employee benefits for the third quarter of 2026 was $949 million, or 40.0% of revenue, compared with $876 million, or 41.5% of revenue, for the same quarter in 2025. Salaries, wages and employee benefits for the first nine months of 2026 was $2.8 billion, or 40.4% of revenue, compared with $2.6 billion, or 42.0% of revenue, for the same period in 2025. The year-over-year increase in both periods primarily reflects higher volumes, wage inflation and higher incentive compensation, partially offset by savings from our restructuring actions in Europe. As a percentage of revenue, the year-over-year decrease in both periods reflects leveraging compensation costs across a larger revenue base.
Purchased transportation includes costs of procuring third-party freight transportation. Purchased transportation for the third quarter of 2026 was $451 million, or 19.0% of revenue, compared with $424 million, or 20.1% of revenue, for the same quarter in 2025. Purchased transportation for the first nine months of 2026 was $1.34 billion, or 19.6% of revenue, compared with $1.25 billion, or 20.3% of revenue, for the same period in 2025. The year-over-year increase in both periods primarily reflects higher prices for purchased transportation, driven in part by higher fuel prices, partially offset by the insourcing of a greater proportion of linehaul from third-party transportation providers in our North American LTL segment. As a percentage of revenue, the year-over-year decrease in both periods reflects proportionally higher revenue growth.
Fuel, operating expenses and supplies includes the cost of fuel purchased for use in our vehicles as well as related taxes, maintenance and lease costs for our equipment, including tractors and trailers, costs related to operating our owned and leased facilities, bad debt expense, third-party professional fees, information technology expenses and supplies expense. Fuel, operating expenses and supplies for the third quarter of 2026 was $488 million, or 20.6% of revenue, compared with $406 million, or 19.2% of revenue, for the same quarter in 2025. Fuel, operating expenses and supplies for the first nine months of 2026 was $1.4 billion, or 20.3% of revenue, compared with $1.2 billion, or 19.2% of revenue, for the same period in 2025. The year-over-year increase in both periods, as well as the increase as a percentage of revenue, primarily reflects higher fuel costs.
Operating taxes and licenses includes tax expenses related to our vehicles and our owned and leased facilities as well as license expenses to operate our vehicles. Operating taxes and licenses for the third quarter of 2026 was $20 million, compared with $21 million for the same period in 2025. Operating taxes and licenses for the first nine months of 2026 was $63 million, compared with $61 million for the same period in 2025.
Insurance and claims includes costs related to vehicular and cargo claims for both purchased insurance and self-insurance programs. Insurance and claims for the third quarter of 2026 was $32 million, compared with $43 million for the same quarter in 2025. Insurance and claims for the first nine months of 2026 was $107 million, compared with $118 million for the same period in 2025. The year-over-year decrease in both periods was primarily related to vehicular reinsurance programs and lower claims expense.
(Gains) losses on sales of property and equipment for the third quarter of 2026 was a loss of $2 million, compared with a loss of $1 million for the same quarter in 2025. (Gains) losses on sales of property and equipment for the first nine months of 2026 was a gain of $6 million, compared with a gain of $2 million for the same period in 2025. The year-over-year increase in the first nine months of 2026 was due to the timing of gains on real estate transactions in our North American LTL segment.
Depreciation and amortization expense for the third quarter of 2026 was $134 million, compared with $134 million for the same quarter in 2025. Depreciation and amortization expense for the first nine months of 2026 was $398 million, compared with $388 million for the same period in 2025. The year-over-year increase in the first nine months of 2026 primarily reflects the impact of capital investments in property, tractors and trailers in our North American LTL segment.
Pre-Con-way acquisition environmental matter for the third quarter of 2025 and the first nine months of 2025 was a charge of $35 million. The charges related to this matter in 2026 were not material. This matter relates to environmental and product liability claims involving truck and part manufacturing plants of a former subsidiary of

Con-way, which they sold in 1981 long before XPO's acquisition of Con-way in 2015. The matter is solely related to a legacy Con-way truck manufacturing business and is unrelated to the operations of our North American LTL segment.
Legal matters for the third quarter of 2025 and the first nine months of 2025 was a gain of $0 million and $13 million, respectively, which reflects the settlement of claims against certain truck manufacturers related to purchases by our European Transportation segment covering periods prior to our acquisition of Norbert Dentressangle SA in 2015. There were no comparable gains in the first nine months of 2026.
Transaction and integration costs for the third quarter of 2026 were $3 million, compared with $1 million for the same quarter in 2025. Transaction and integration costs for the first nine months of 2026 were $7 million, compared with $7 million for the same period in 2025.
Restructuring costs for the third quarter of 2026 were $5 million, compared with $6 million for the same quarter in 2025. Restructuring costs for the first nine months of 2026 were $36 million, compared with $26 million for the same period in 2025. Restructuring costs in both periods primarily related to restructuring actions in our European Transportation segment. We engage in restructuring actions as part of our ongoing efforts to best use our resources and infrastructure. For more information, see Note 4—Restructuring Charges to our Condensed Consolidated Financial Statements.
Other income for the third quarter of 2026 was $3 million, compared with $2 million for the same quarter in 2025. Other income for the first nine months of 2026 was $10 million, compared with $4 million for the same period in 2025. The year-over-year increase in both periods primarily reflects an increase in net periodic pension income.
Debt extinguishment loss for the third quarter of 2026 was $1 million, compared with $0 million for the same period in 2025. Debt extinguishment loss for the first nine months of 2026 was $6 million, compared with $5 million for the same period in 2025. Debt extinguishment loss in both years primarily related to refinancings of our term loan facilities.
Interest expense decreased to $50 million for the third quarter of 2026, compared with $54 million for the same quarter in 2025. Interest expense decreased to $155 million for the first nine months of 2026, compared with $166 million for the same period in 2025. The year-over-year decrease is primarily due to the repayment of debt as well as lower interest rates on our variable rate debt.
Our effective income tax rates were 24.8% and 26.9% for the third quarters of 2026 and 2025, respectively, and 23.8% and 25.8% for the first nine months of 2026 and 2025, respectively. The effective income tax rates for the third quarter and nine-month periods of 2026 and 2025 were based on forecasted full-year effective income tax rates, adjusted for discrete items that occurred within the periods presented.
The decrease in our effective tax rate for the third quarter of 2026 compared to the same period in 2025 was primarily driven by a reduced impact from forecasted non-deductible executive compensation expense as a result of higher pre-tax income in 2026 compared to the same period in 2025. The primary items impacting the effective tax rate for the third quarter of 2026 were losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation.
The decrease in our effective income tax rate for the first nine months of 2026 compared to the same period in 2025 was primarily driven by an increase in a discrete tax benefit from stock-based compensation and a change in estimate related to the discrete benefit associated with a legal entity reorganization in our European Transportation business that occurred in 2024, partially offset by losses for which no tax benefit can be recognized. The primary items impacting the effective tax rate for the first nine months of 2026 were losses for which no tax benefit can be recognized and forecasted non-deductible executive compensation partially offset by a discrete tax benefit from stock-based compensation.
The remaining cash refund we expect to receive in connection with the legal entity reorganization in our European Transportation business is $6 million. This amount is expected to be received in the fourth quarter of 2026 or 2027.

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
North American Less-Than-Truckload Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$1,473	$1,255	100.0%	100.0%	17.4%	$4,130	$3,667	100.0%	100.0%	12.6%
Adjusted EBITDA (1)	389	308	26.4%	24.5%	26.3%	1,070	857	25.9%	23.4%	24.9%
Depreciation and amortization	101	98	6.9%	7.8%	3.1%	298	283	7.2%	7.7%	5.3%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our North American LTL segment increased 17.4% to $1.5 billion for the third quarter of 2026, compared with $1.3 billion for the same quarter in 2025. Revenue in our North American LTL segment increased 12.6% to $4.1 billion for the first nine months of 2026, compared with $3.7 billion for the same period in 2025. Revenue included fuel surcharge revenue of $323 million and $194 million, respectively, for the third quarters of 2026 and 2025, and $838 million and $555 million, respectively, for the first nine months of 2026 and 2025. The increase in fuel surcharge revenue was primarily driven by higher diesel prices.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change %	2026	2025	Change %
Pounds per day (thousands)	68,494	65,236	5.0%	67,502	66,158	2.0%
Shipments per day	52,988	50,094	5.8%	51,697	49,763	3.9%
Average weight per shipment (in pounds)	1,293	1,302	(0.7)%	1,306	1,329	(1.8)%
Gross revenue per hundredweight, excluding fuel surcharges	$26.70	$25.77	3.6%	$26.18	$25.16	4.0%
Percentages presented are calculated using the underlying unrounded amounts. Table reflects the results of the North American Less-Than-Truckload segment.
The year-over-year increase in revenue, excluding fuel surcharge revenue, for both the third quarter and first nine months of 2026 reflects higher yield, primarily related to our improvements in service quality and the benefit of numerous pricing initiatives, and higher tonnage. The increase in tonnage for both the third quarter and first nine months of 2026 reflects higher shipments per day partially offset by lower average weight per shipment.
Adjusted EBITDA was $389 million for the third quarter of 2026, compared with $308 million for the same quarter in 2025. Adjusted EBITDA was $1.1 billion for the first nine months of 2026, compared with $857 million for the same period in 2025. The increase in adjusted EBITDA in both periods reflects higher yield, tonnage and fuel surcharge revenue, partially offset by wage inflation and higher fuel costs.

Depreciation and amortization expense increased to $101 million in the third quarter of 2026 compared with $98 million for the same quarter in 2025. Depreciation and amortization expense increased to $298 million in the first nine months of 2026 compared with $283 million for the same period in 2025. The year-over-year increase was primarily due to the impact of capital investments in property, tractors and trailers.
European Transportation Segment

	Three Months Ended September 30,		Percent of Revenue		Change	Nine Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025	2026	2025	2026	2025	2026 vs. 2025
Revenue	$900	$857	100.0%	100.0%	5.0%	$2,694	$2,479	100.0%	100.0%	8.7%
Adjusted EBITDA (1)	48	38	5.3%	4.5%	26.3%	129	115	4.8%	4.6%	12.2%
Depreciation and amortization	32	35	3.6%	4.1%	(8.6)%	98	101	3.6%	4.1%	(3.0)%
(1)    Percent of Revenue is calculated using the underlying unrounded amounts.
Revenue in our European Transportation segment increased 5.0% to $900 million for the third quarter of 2026, compared with $857 million for the same quarter in 2025. Revenue increased 8.7% to $2.7 billion for the first nine months of 2026, compared with $2.5 billion for the same period in 2025. Foreign currency movement decreased revenue by approximately 1.4 percentage points in the third quarter of 2026 and increased revenue by approximately 3.7 percentage points in the first nine months of 2026. The change in revenue in both periods primarily reflects higher fuel revenue, improved pricing and the impact of foreign currency movements.
Adjusted EBITDA was $48 million for the third quarter of 2026, compared with $38 million for the same quarter in 2025. Adjusted EBITDA was $129 million for the first nine months of 2026, compared with $115 million for the same period in 2025. The increase in adjusted EBITDA in both the third quarter and the first nine months of 2026 primarily reflects higher revenue, partially offset by higher purchased transportation and fuel costs.
Depreciation and amortization expense decreased to $32 million in the third quarter of 2026, compared with $35 million for the same quarter in 2025. Depreciation and amortization expense decreased to $98 million in the first nine months of 2026, compared with $101 million for the same period in 2025.
Liquidity and Capital Resources
Our cash and cash equivalents balance was $260 million as of September 30, 2026, compared to $310 million as of December 31, 2025. Our principal existing sources of cash are: (i) cash generated from operations; (ii) borrowings up to $600 million available under our revolving credit agreement (the “Revolving Credit Facility”); and (iii) proceeds from the issuance of other debt. As of September 30, 2026, we have approximately $600 million available to draw under our Revolving Credit Facility, after considering outstanding letters of credit of less than $1 million. Additionally, we have a $200 million uncommitted secured evergreen letter of credit facility, under which we had issued $131 million in aggregate face amount of letters of credit as of September 30, 2026.
See Note 6—Debt to our Condensed Consolidated Financial Statements for further information.
As of September 30, 2026, total liquidity, comprised of cash and cash equivalents and availability under the Revolving Credit Facility, was approximately $860 million. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months and for the foreseeable future thereafter.
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

The maximum amount of net cash proceeds available at any one time under our securitization program, inclusive of any unsecured borrowings, is €200 million (approximately $227 million as of September 30, 2026). As of September 30, 2026, the maximum amount available under the program was utilized. Under the securitization program, we service the receivables we sell on behalf of the purchasers. The program expires in March 2029.
Term Loan A Facility
In May 2026, we entered into a Senior Secured Term Loan A Credit Agreement (the “Term Loan A Credit Agreement”). The agreement provides for a senior secured term loan A facility in an initial aggregate amount of $500 million, maturing on May 29, 2029 (the “Term Loan A Facility”). Proceeds from the Term Loan A Facility were drawn in full on the closing date and, together with the proceeds from the 2026 Term Loan B Facility, defined below, were used to repay borrowings under the prior term loan B credit agreement (the “Prior Term Loan B Facility”).
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
As of September 30, 2026, we were in compliance with the Term Loan A Facility’s financial covenants. The interest rate on our Term Loan A Facility was approximately 4.94% as of September 30, 2026.
Term Loan B Facility
In May 2026, we amended our Senior Secured Term Loan Credit Agreement (“Amended Term Loan B Credit Agreement”). Pursuant to the amendment, the lenders provided the Company a new tranche of Term B-4 loans in an initial aggregate principal amount of $385 million, maturing on February 1, 2031 (the “2026 Term Loan B Facility”). The proceeds from the 2026 Term Loan B Facility, together with the proceeds from the Term Loan A Facility, were used to repay $885 million of outstanding principal, representing all outstanding indebtedness under the Prior Term Loan B Facility.
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
During the first half of 2026, prior to the May 2026 refinancing, we used cash on hand to repay $100 million of outstanding principal under the Prior Term Loan B Facility and, in July 2026, we used cash on hand to repay $100 million of outstanding principal under the 2026 Term Loan B Facility. In October 2026, we used cash on hand to repay $75 million of outstanding principal under the 2026 Term Loan B Facility, which was classified within Short-term borrowings and current maturities of long-term debt as of September 30, 2026.
In total, we used cash on hand to repay $275 million of outstanding principal under our term loans on a cumulative basis year to date as of October 29, 2026. For full year 2025, we used cash on hand to repay $115 million of outstanding principal under the Prior Term Loan B Facility.

We recorded a debt extinguishment loss of $6 million during the nine months ended September 30, 2026, primarily related to the May 2026 refinancing, and a debt extinguishment loss of $5 million during the nine months ended September 30, 2025, primarily related to the refinancing of our term loans in February 2025.
The interest rate on our 2026 Term Loan B Facility was approximately 5.19% as of September 30, 2026.
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
In the third quarter of 2026, we repurchased 765 thousand shares of common stock with an aggregate value of $150 million at an average price of $196.05 per share. In the first nine months of 2026, we repurchased 1.3 million shares of common stock with an aggregate value of $250 million at an average price of $198.05 per share. The share repurchases were funded by cash on hand. In the third quarter of 2025, we repurchased 388 thousand shares of common stock with an aggregate value of $50 million at an average price of $128.86 per share. In the first nine months of 2025, we repurchased 471 thousand shares of common stock with an aggregate value of $60 million at an average price of $127.37 per share. As of September 30, 2026, our remaining share repurchase authorization was $375 million, reflecting $375 million of cumulative repurchases to date under the program.
Loan Covenants and Compliance
As of September 30, 2026, we were in compliance with the covenants and other provisions of our debt agreements. Any failure to comply with any material provision or covenant of these agreements could have a material adverse effect on our liquidity and operations.
Sources and Uses of Cash

	Nine Months Ended September 30,
(In millions)	2026	2025
Net cash provided by operating activities	$906	$760
Net cash used in investing activities	(331)	(532)
Net cash used in financing activities	(622)	(185)
During the nine months ended September 30, 2026, we (i) generated cash from operating activities of $906 million and (ii) received proceeds of $885 million from the issuance of the Term Loan A Facility and the 2026 Term Loan B Facility. We used cash during the period primarily to: (i) repay $1.1 billion of outstanding principal under our term loan facilities; (ii) purchase property and equipment of $369 million; (iii) repurchase common stock of $250 million; (iv) make net payments of $124 million related to tax withholding obligations in connection with the vesting of stock compensation awards; and (v) repay $60 million of finance leases and other debt.
During the nine months ended September 30, 2025, we generated cash from operating activities of $760 million. We used cash during this period primarily to: (i) purchase property and equipment of $551 million; (ii) repurchase common stock of $57 million; (iii) repay $56 million of finance leases and other debt; (iv) repay $50 million of outstanding principal under the Prior Term Loan B Facility; and (v) make net payments of $47 million related to tax withholding obligations in connection with the vesting of stock compensation awards.
Cash flows from operating activities for the nine months ended September 30, 2026 increased by $146 million, compared with the same period in 2025. The increase primarily reflects higher net income of $187 million in the first nine months of 2026, compared with the same period in 2025, partially offset by lower deferred tax expense of $37 million in the first nine months of 2026, which is added back in the determination of operating cash flows.

Investing activities used $331 million of cash in the nine months ended September 30, 2026 and $532 million of cash in the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we used $369 million to purchase property and equipment, as compared to a $551 million usage of cash in the same period in 2025. The decrease is due to planned reductions in capital expenditures in 2026 compared to 2025.
Financing activities used $622 million of cash in the nine months ended September 30, 2026 and $185 million of cash in the nine months ended September 30, 2025. The primary uses of cash from financing activities during the first nine months of 2026 were $1.1 billion to repay outstanding principal under our term loan facilities, $250 million to repurchase common stock, $124 million to make net payments for tax withholdings on vested stock compensation awards, and $60 million to repay finance leases and other debt. The primary uses of cash from financing activities during the first nine months of 2025 were $57 million to repurchase common stock, $56 million to repay finance leases and other debt, $50 million to repay outstanding principal under the Prior Term Loan B Facility, and $47 million to make net payments for tax withholdings on vested stock compensation awards, primarily during the first quarter of 2025. The primary source of cash from financing activities during the first nine months of 2026 was $885 million of proceeds from the issuance of the Term Loan A Facility and the 2026 Term Loan B Facility and $9 million of proceeds from bank overdrafts, compared to $24 million of proceeds from bank overdrafts in the same period of 2025.
Except as set forth above under Term Loan A Facility and Term Loan B Facility, there were no material changes to our December 31, 2025 contractual obligations during the nine months ended September 30, 2026. We anticipate full year gross capital expenditures to be between $500 million and $600 million in 2026, funded by cash on hand, cash generated from operations and available liquidity.
New Accounting Standards
Information related to new accounting standards is included in Note 1—Description of Business and Basis of Presentation to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. There have been no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026, as compared with the quantitative and qualitative disclosures about market risk described in our 2025 Form 10-K.
Item 4. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2026. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026, such that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is: (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries; and (ii) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no issuances of unregistered securities during the quarter ended September 30, 2026.
Issuer Purchases of Equity Securities

(In millions, except share and per share data)	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2026 - July 31, 2026	39,655	$198.19	39,655	$517
August 1, 2026 - August 31, 2026	460,566	200.05	460,566	425
September 1, 2026 - September 30, 2026	264,857	188.77	264,857	375
Total	765,078	$196.05	765,078	$375
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Trading Plans
On August 13, 2026, Christopher Brown, Chief Accounting Officer, entered into a 10b5-1 trading plan. The trading plan for Mr. Brown provides for the potential sale of up to 7,000 shares of Company common stock. Mr. Brown’s trading plan will be in effect until the earlier of (i) November 15, 2027 and (ii) the date upon the completion or expiration of all transactions under the trading plan.
On September 11, 2026, Mario Harik, Chairman and Chief Executive Officer, entered into a 10b5-1 trading plan. The trading plan for Mr. Harik provides for the potential sale of up to 67,200 shares of Company common stock. Mr. Harik’s trading plan will be in effect until the earlier of (i) November 30, 2027 and (ii) the date upon the completion or expiration of all transactions under the trading plan.
Each of the trading plans was entered into during an open insider trading window and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.
Executive Compensation Agreement
On October 29, 2026, the Company entered into a letter agreement and a Change in Control and Severance Agreement (together, the “Agreements”) with Mario Harik, the Company’s Chairman and Chief Executive Officer. The Agreements replace the employment agreement with Mr. Harik that was scheduled to expire on November 1, 2026 and provide for his continued employment as the Company’s Chairman and Chief Executive Officer without a fixed term. The Agreements provide for an annual base salary of $1,150,000, a target annual bonus of 200% of base salary and annual long-term incentive awards, with a 2027 grant date value of $12,000,000. Mr. Harik is further bound by confidentiality, non-competition, non-solicitation and non-disparagement covenants, including a three-year non-compete covenant. The Agreements also provide for severance on a termination without cause or a resignation for good reason. Enhanced severance applies if the termination occurs in connection with a change of control, and all severance is subject to a release of claims. This description is qualified in its entirety by reference to the Agreements, which are filed as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1 +*	Letter Agreement, dated October 29, 2026, between the registrant and Mario Harik.

10.2 +*	Change in Control and Severance Agreement, dated October 29, 2026, between the registrant and Mario Harik.

31.1*
Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

31.2*
Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.1**
Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

32.2**
Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026.

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
Date: October 29, 2026